Form 10QSB
period 2003-12-31
ASSURETEC HOLDINGS INC
filed 2004-02-25
CIK 1271484

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                          Commission File No. 000-50506

                            Assuretec Holdings, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          20-0007441
 ------------------------------                      --------------------------
(State or other jurisdiction of                     (Internal Revenue Service
 incorporation or organization)                     Employer Identification No.)

                    200 Perimeter Road, Manchester, NH 03103
                 -----------------------------------------------
                (Address of principal Executive offices Zip Code)


                                 (603) 641-8443
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


                 (Former name, former address and formal fiscal year,
                         if changed since last report.)


Indicate, by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                    -----  -----
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date, 5,433,800 shares of common stock, par value $.01 per share as of February 14, 2004.

        -----------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One) Yes     No  X
                                                             -----  -----

                            Assuretec Holdings, Inc.



                                      INDEX

PART I.  FINANCIAL INFORMATION


                                                                          Page
                                                                          Number
                                                                          ------

Item 1.    Financial Statements ...............................................3

           Consolidated balance sheets as of December 31, 2003
           (unaudited) and June 30, 2003.......................................3

           Consolidated Statements of Operations for the Three Months
           Ended December 31, 2003 and Consolidated Statement of
           Operations for the six months ended December 31, 2003 and
           from inception of development stage (November 1, 2001)
           until December 31, 2003 (Unaudited).................................4

           Consolidated Statements of Cash Flows for the six Months
           Ended December 31, 2003 and 2002 (unaudited)........................5

           Notes to Unaudited Consolidated Financial Statements ...............7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation..................................9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................14

Item 2.    Changes in Securities .............................................14

Item 3.    Defaults Upon Senior Securities ...................................14

Item 4.    Submission of Matters to a Vote of Security Holders................14

Item 5.    Other Information..................................................14

Item 6.    Exhibits and Reports on Form 8-K. .................................14

Part 1. Financial Information

ITEM 1. Financial Statement


                            ASSURETEC HOLDINGS, INC.
                         (A DEVEOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                       December 31, 2003 and June 30, 2003



                                                    December 31,     June 30,
                                                        2003           2003
                                                    (Unaudited)
                                                    -----------     -----------
ASSETS
Current Assets:

Cash                                                $     5,691     $     7,714
Accounts receivable                                     117,875
Other receivables                                          --             6,178
Inventories                                              75,304            --
Prepaid expenses and other current assets               126,400            --
                                                    -----------     -----------
Total current assets                                    325,270          13,892
                                                    -----------     -----------
Equipment and leasehold improvements, net                18,900          28,900
                                                    -----------     -----------
Other assets:
Amortized patent costs                                   28,090          28,090
Investments                                               3,544           3,544
                                                    -----------     -----------
Total other assets                                       31,634          31,634
                                                    -----------     -----------
Total assets                                        $   375,804     $    74,426
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCIES)
Current liabilities:
Accounts payable                                    $   494,632     $   273,442
Loans payable -                                          20,687          20,687
Deferred income                                          20,000            --
Deferred compensation and related costs               2,540,467       1,700,699
Accrued expenses                                        332,335         171,562
                                                    -----------     -----------
     Total current liabilities                        3,408,121       2,166,390
Other liabilities - related party                       109,968         976,825
Notes payable - stockholders                            165,015         165,015
                                                    -----------     -----------
Total liabilities                                     3,683,104       3,308,230
                                                    -----------     -----------
Stockholders' equity (Deficiency):
Preferred stock of $.10 per share value,
  authorized 5,000,000 shares, no shares
  outstanding at December 31, 2003 and
  June 30, 2003                                            --              --
Common stock of $.01 par value, authorized
  100,000,000 shares, 5,433,800 issued and
  outstanding at December 31, 2003 and
  June 30, 2003 respectively                              5,674           5,434
Minority interest                                    (3,226,080)     (2,303,209)
Additional paid-in capital                            1,746,350         202,720
Development stage accumulated earnings
 (deficit)                                           (1,719,221)     (1,106,711)
                                                    -----------     -----------
                                                     (3,193,277)     (3,201,766)
     Deferred offering costs                           (114,023)        (32,038)
                                                    -----------     -----------
Total Stockholders' Deficit                          (3,307,300)     (3,233,804)
                                                    -----------     -----------
Total liabilities and stockholders' equity
 (deficit)                                          $   375,804     $    74,426
                                                    ===========     ===========


                  The accompanying notes are an integral part
                    of the consolidated financial statements.



                                       ASSURETEC HOLDINGS, INC.
                                    (A DEVELOPMENT STAGE ENTERPRISE)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Three Months and Six Months Ended December
                         31, 2003 and the Cumulative Period (November 2, 2001)
                                         to December 31, 2003
                                              (Unaudited)
                                               ----------


                                                                                          Inception
                                                                                          (November
                                 Three Months Ended            Six Months Ended          2, 2001) To
                                    December 31,                  December 31,           December 31,
                                 2003          2002           2003           2002            2003
                                 ----          ----           ----           ----        -----------
                             (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues                     $    13,900    $      --      $   244,795    $      --      $   260,357
Cost of goods sold                 5,355           --          162,055           --          162,055
                             -----------    -----------    -----------    -----------    -----------
Gross profit                       8,545           --           82,740           --           98,302
                             -----------    -----------    -----------    -----------    -----------
Costs and expenses:
Research and development        (456,205)      (425,486)      (753,862)      (576,277)    (2,847,147)
General and administrative
 expense                        (200,682)      (345,624)      (641,252)      (604,509)    (1,976,776)
                             -----------    -----------    -----------    -----------    -----------
     Total costs and
     expenses                   (656,887)      (771,110)    (1,395,114)    (1,180,786)    (4,823,923)
                             -----------    -----------    -----------    -----------    -----------
(Loss)/Gain from
operations                      (648,342)      (771,110)    (1,312,374)    (1,180,786)    (4,725,621)
                             -----------    -----------    -----------    -----------    -----------
Other Income (Costs):
   Interest expense              (36,900)          --          (63,300)          --         (130,924)
   Loss from investments            --             --             --           (5,518)
   Offering costs                (45,738)          --          (45,738)          --          (45,738)
                             -----------    -----------    -----------    -----------    -----------
Total other costs                (82,638)          --         (109,038)     (    --  )      (182,180)
                             -----------    -----------    -----------    -----------    -----------
Gain (loss) before
provision for (benefit
from) income taxes              (730,980)      (771,110)    (1,421,412)    (1,180,786)    (4,907,801)
Provision for income taxes          --             --             --             --             --
                             -----------    -----------    -----------    -----------    -----------
Net loss before minority
interest                     $  (730,980)   $  (771,110)   $(1,421,412)   $(1,180,786)   $(4,907,801)
Minority interest                513,879        510,559        922,871        780,071      3,226,080
                             -----------    -----------    -----------    -----------    -----------
Net loss                        (217,101)      (260,551)      (498,541)      (400,715)    (1,681,721)
                             ===========    ===========    ===========    ===========    ===========
Weighted average shares        5,473,800      5,433,800      5,453,800      5,433,800      5,447,133
Basic and fully diluted
loss per share               $     (0.04)   $     (0.05)   $     (0.09)   $      0.07)   $     (0.31)



                             The accompanying notes are an integral part
                              of the consolidated financial statements.

                                                  4



                            ASSURETEC HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended December 31, 2003 and
                2002 and the Cumulative Period from Inception to
                                December 31, 2003
                                   (Unaudited)


                                                                       Inception
                                                                      (November 2,
                                              Six Months Ended         2002) To
                                                December 31,          December 31,
                                           2003           2002            2003
                                        -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                $  (498,541)   $  (400,715)   $(1,719,221)
Adjustments to reconcile net
loss to net cash used in
development activities:
Depreciation and amortization                10,000           --           39,000
Minority interest                          (922,871)      (780,071)    (3,226,080)
Net effect of subsidiary
transaction                                (113,969)          --             --
Common stock issued in exchange
for services                                120,000           --          120,000
(Increase) Decrease in current
assets:
   Accounts receivable                     (117,875)                     (117,875)
   Inventories                              (75,304)                      (75,304)
   Other receivables                          6,178           (460)          --
   Prepaid expenses and other
 current assets                            (126,400)           (63)      (126,400)
   Other non-current assets                    --             --           (3,544)
Increase (Decrease) in current
 liabilities:
   Accounts payable                         221,190        184,944        494,632
   Loans payable                               --             --           20,687
   Deferred income                           20,000           --           20,000
   Deferred compensation and
 costs                                      839,768        480,712      2,540,467
   Accrued expenses                         160,773         99,563        332,335
                                        -----------    -----------    -----------
Net cash used in operating activities
                                        $  (477,051)   $  (416,090)   $(1,701,303)
                                        -----------    -----------    -----------

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                       5



                            ASSURETEC HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended December 31, 2003 and
                2002 and the Cumulative Period from Inception to
                                December 31, 2003
                                   (Unaudited)


                                                                       Inception
                                              Six Months Ended       (November 2,
                                                December 31,           2002) To
                                                                      December 31,
                                            2003           2002           2003
                                            ----           ----           ----
Cash flows from investing activities:
Purchase of fixed assets                $      --      $   (12,604)   $   (57,900)
Purchase of intangible assets                  --             --          (28,090)
Investments                                    --               83           --
                                        -----------    -----------    -----------
Net cash used in investing activities          --          (12,521)       (85,990)
                                        -----------    -----------    -----------
Cash flows from financing activities:
Notes payable                                  --             --          165,015
Other liabilities                          (866,857)       329,824        109,968
Deferred offering costs                     (81,985)       (25,000)      (114,023)
Capitalization                            1,423,870        119,314      1,632,024
                                        -----------    -----------    -----------
Net cash provided by investing
    activities                              475,028        424,138      1,792,984
                                        -----------    -----------    -----------
Net increase (decrease) in cash              (2,023)        (4,473)         5,691
Cash at beginning of period                   7,714          2,151           --
                                        -----------    -----------    -----------
Cash at end of period                   $     5,691    $    (2,322)   $     5,691
                                        ===========    ===========    ===========


                  The accompanying notes are an integral part
                    of the consolidated financial statements.


Supplemental Disclosures of cash Flow Information:

Cash paid during the period for:
   Interest                             $      --      $      --      $      --
   Income taxes                         $      --      $      --      $      --

Supplemental disclosure of non-cash Investing and Financing Activities:
   Cash paid for interest                      --             --             --
   Stock issued for acquisition
         of subsidiary                         --             --             --
   Stock issued in payment
      of services                       $   120,000           --      $   120,000
Liabilities repaid through
  issuance of common stock                     --             --             --

                                       6

                            ASSURETEC HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)


Note 1    Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared from the books and records of Assuretec Holdings, Inc. (the "Company" or "Holdings") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the Company's audited consolidated financial statements at and for the fiscal year ended June 30, 2003 included in the Company's Form 10-SB filed with the Securities and Exchange Commission on December 11, 2003. In the opinion of management, all adjustments (consisting only of normal recurring accruals and adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.


Note 2   Consolidation of financial statements

     The Company was incorporated under the laws of the state of Delaware on June 12, 2002. The Company's issued and outstanding common stock is currently 100% owned by Element 21 Golf Company ("Element 21"), a company publicly traded on the Over-the-Counter Bulletin Board. In June 2002, Element 21 transferred substantially all of its assets and liabilities to the Company, including its 34.3% interest in Assuretec Systems, Inc. ("AssureTec Systems"). The Company has no operations except for activities of AssureTec Systems, Inc., which is a development stage enterprise, incorporated in the state of Delaware on October 2, 2001.

     Effective October 3, 2002, Element 21 (which at that time was named "BRL Holdings, Inc." acquired 100% of the outstanding common stock of Element 21 Technologies, Inc., a Delaware corporation, in exchange for shares of Element 21 (the "Acquisition"). Immediately following the Acquisition, the Board of Directors of Element 21 resolved to effect, by exemption from registration under the Securities Act of 1933, a distribution (the "Holdings Spin-Off") of Element

21's interest in the Company to Element 21 stockholders of record as of October 4, 2002 (excluding, in accordance with the consent of such stockholders, shares held by stockholders who received shares of Element 21 pursuant to the Acquisition).

     Bruce Reeves is the President and a Director of the Company and is also the Chief Executive Officer and a Director of AssureTec Systems. Kevin T. McGuire is the Treasurer and Secretary of the Company and is also the Treasurer and Secretary of AssureTec Systems.

Note 3 - Minority interest

     Various individuals including R. Bruce Reeves, President and a Director of the Company, own a majority interest in AssureTec Systems, Inc. For the purposes of financial statement presentation, their interests in AssureTec Systems is separately stated in the stockholders' equity section of the balance sheet under "Minority Interest" and represents their contributed capital and accumulated losses relating to their interest in Assuretec Systems.

Note 4 - Related party transactions

     Both Dr. Reeves, our President and a Director, is the Chairman and CEO, and Kevin T. McGuire, our Treasurer and Secretary, is the Treasurer and Secretary, of AssureTec Systems. Each of them also is a stockholder of and a consultant to Element 21, which is undertaking the Holdings Spin-Off.

     AssureTec Holdings currently owns 2,716,900 shares of common stock of AssureTec Systems. Dr. Reeves currently beneficially owns approximately 51.25% of AssureTec Systems and 9.9% of Element 21. Dr. Reeves receives a salary of $162,000 pursuant to his Employment Agreement with AssureTec Systems, which salary is being deferred.

     In November 2002 a mutual option between Dr. Reeves and AssureTec was created whereby, at the close of each quarter, any advances from Dr. Reeves made to AssureTec Systems from inception became convertible into stock of AssureTec. At the written request of the subsidiary, AssureTec Systems could "Put" the cumulative balance to Dr. Reeves forcing conversion of all balances at a price of $.20 per share in the alternative, Dr. Reeves could "Call" shares using the advances at his option at a price of $.25 per share until cancelled in writing subject to a 30 day advance notice in writing. This mutual option was terminated on November 28, 2003 upon issuance of the Systems Preferred as described below.

     As of September 30, 2003, AssureTec Systems owed $1,043,040 to R.T. Robertson Consultants, Inc. ("RTRC"), an entity owned by Dr. Reeves and his family. Of this amount, approximately $260,000 is owed for Dr. Reeves' salary. (Dr. Reeves bills AssureTec Systems through this entity), $425,123 is owed to Dr. Reeves' affiliates for salary advances made to AssureTec Systems employees, and the remainder is owed for cash advances made to AssureTec Systems by RTRC and for reimbursable expenses incurred by Dr. Reeves through RTRC on behalf of AssureTec Systems. These cash advances and reimbursable expenses (billed through RTRC) consist of both development costs and general and administrative expenses paid by Dr. Reeves. Dr. Reeves functions as President of AssureTec Holdings and Chief Executive Officer of AssureTec Systems, and performs those services normally associated with such titles.

     On November 28, 2003, the money owed by AssureTec Systems to RTFC through September 30, 2003 was converted into shares of AssureTec Systems Series A-1 Preferred Stock (the "Systems Preferred") at the ratio of 1 share for each $1,000 of debt outstanding. The Systems Preferred has substantial preferential rights, including the right to vote on as "as converted" basis on all matters on which the common stock is entitled to vote and the right to appoint three directors of AssureTec Systems. The Systems Preferred also has conversion rights and anti-dilution features.

     After the consummation of the Holdings Spin-Off, Element 21 will have no direct interest in AssureTec Holdings. All holders of shares and options issued or exchanged in connection with the Element 21 Acquisition waived any rights with respect to the Holdings Spin-Off. After consummation of the Holdings Spin-Off, Dr. Bruce Reeves will own approximately 49.5% of AssureTec Holdings.

     AssureTec Systems entered into a three-year lease of the building where both AssureTec Holdings and AssureTec Systems are located. The lease calls for monthly payments of $3,544. Both Dr. Reeves and RTRC, an affiliate of Dr. Reeves have guaranteed the lease and no consideration was received by either party in exchange for the guarantee.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The following discussion includes the business of AssureTec Systems. The Company, prior to its acquisition of AssureTec Systems, had no operations. Where relevant, all numbers retroactively take into account the operations of both AssureTec Holdings and AssureTec Systems.

Three Months Ended December 31, 2003 and 2002
---------------------------------------------

     For the three months ended December 31, 2003 the Company, and its subsidiaries had revenues of $13,900, cost of goods sold of $5,355, research and development costs of $456,205, general and administrative costs of $200,682, interest expense of $36,900 and offering cost expense of $45,738 resulting in a net loss of $730,980 before minority interest. For the three months ended December 31, 2002, the Company, including its subsidiaries had no revenues, research and development costs of $425,486, general and administrative expenses of $345,624, interest expense of $0 resulting in a net loss of $771,110 before minority interest.

     The increase in research and development costs during the three-month period ended December 31, 2003 as compared to the three-month period ended December 31, 2002 is attributable to an increase in staff. The decrease in general and administrative costs is attributable to a decrease in contract labor, investor relation costs and legal and accounting, and the decrease in net loss is attributable to a decrease in general and administrative costs in the aggregate of $144,942 offset by and increase in interest expense and offering costs during the three-month period ended December 31, 2003 as compared to the three-month period ended December 31, 2002.


Six Months Ended December 31, 2003 and 2002
-------------------------------------------

     For the six months ended December 31, 2003 the Company, including the subsidiaries, had revenues of $244,795, cost of goods sold of $162,055, research and development costs of $753,862, administrative costs of $641,252, interest expense of $63,300 and offering costs of $45,738 resulting in a net loss of $1,421,412 before minority interests. For the six months ended December 31, 2002, the Company, including its subsidiaries, had no revenues, no cost of goods sold, research and development costs of $576,277, administrative costs of $604,509, interest expense of $0 resulting in a net loss of $1,180,786 before minority interest.

     The increase in revenue in the six-month period ended December 31, 2003 as compared to the six-month period ended December 31, 2002, is attributable to AssureTec Systems' sales to Chile of 60 units of its i-Dentify(TM) reader-authenticator. One half of the proceeds of these sales was received, on a nonrefundable basis, in the quarter ended September 30, 2003 and one half of the proceeds was received in January 2004. The increase in research and development costs during the six-month period ended December 31, 2003 as compared to the six-month period ended December 31, 2002 is attributable to increase in staffing. The increase in general and administrative costs is attributable to staffing costs, investor relations and legal expenses, and the increase in net loss during the six-month period ended December 31, 2003 as compared to the six-month period ended December 31, 2002 is attributable to the increase in staffing, increase in investor relations costs, increase in legal costs, increase in interest expense and increase in offering costs.

Inception to December 31, 2003
------------------------------

     From inception of Assuretec Systems in November 2001, through December 31, 2003, the Company, including its subsidiaries, had revenues of $260,357, cost of goods sold of $162,055, research and development costs of $2,847,147, administrative costs of $1,976,776 interest expense of $130,924, loss on investments of $5,518 and offering costs of $45,738 yielding an accumulated net loss of $4,907,801 before minority interests.

Liquidity and Capital Resources
-------------------------------

     The Company and AssureTec Systems have limited cash, a negative working capital of $3,082,851 and an accumulated deficit of $4,945,301 inclusive of the minority interest.

     The Company and AssureTec Systems' operating capital from inception has been funded by advances from affiliates of Dr. Reeves and from deferred compensation of employees and consultants of AssureTec Systems. The Company is currently conducting a private placement which is intended, although there can be no assurance, to raise $350,000 from accredited investors. Subsequently the Company intends to raise a larger amount of additional capital. There can be no assurance that either of these funding events will be completed. Even if the Company does raise this capital, it may cause significant dilution to the

Company's stockholders. Absent continued funding by the Company's beneficial owners and deferral of compensation by the subsidiary's employees and consultants, there is substantial doubt about the Company's ability to continue as a going concern. The Company shipped its first production order in November 2003 and historically has had revenues insufficient to provide for its operating costs.



Dividend Policy
---------------

     The Company has not declared or paid any cash dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its subsidiary's business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation
-------------------

     Management believes that inflation has not had a material effect on its operations for the periods presented.

Item 3.   Controls and Procedures


     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including its President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Treasurer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Default Upon Senior Securities

     None

Item 4.  Submission of matters to a Vote of Securities Holders

     None

Item 5.  Other Information

     On October 30, 2003 the Company changed its name from Tech Ventures to Assuretec Holdings, Inc. and increased the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares by filing, with the Delaware Secretary of State, a Certificate of Amendment to its Certificate of Incorporation.


Item 6.  Exhibits and Reports on Form 8-K.


     (a) Exhibits:                Description


     31 Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     b) Reports on Form 8-K.

                    None.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Assuretec Holdings, Inc.



February 24, 2004                           By:  /s/  R. Bruce Reeves
                                               -------------------------------
                                                      R. Bruce Reeves, Ph.D.
                                                      President and Director and
                                                      Principal Financial
                                                      Officer



                                            By:  /s/  Kevin T. McGuire
                                               -------------------------------
                                                      Kevin T. McGuire
                                                      Secretary and Treasurer