Form 10QSB
period 2004-03-31
ASSURETEC HOLDINGS INC
filed 2004-05-20
CIK 1271484

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the Transition Period From ________________ To __________________

                        Commission File Number: 000-50506


                             AssureTec Holdings Inc.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)



              Delaware                                     20-0007441
              --------                                     ----------
    (State or other jurisdiction              (IRS Employer Identification No.)
  of incorporation or organization)


          200 Perimeter Road
            Manchester, NH                                   03103
            --------------                                   -----
(Address of principalexecutive offices)                    (Zip code)

                    Issuer's telephone number: (603) 641-8443

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                                   Outstanding at May 13, 2004
            -----                                   ---------------------------
Common stock, $0.001 par value                             661,743 shares

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]


                              ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                       INDEX TO FORM 10-QSB


                                                                                               Page
                                   PART I. FINANCIAL INFORMATION

ITEM 1 - Condensed Consolidated Financial Statements (unaudited):

  Balance Sheets as of March 31, 2004 and June 30, 2003 ......................................    3
  Statements of Operations for the Three Months Ended March 31, 2004 and 2003 ................    4
  Statements of Operations for the Nine Months Ended March 31, 2004 and 2003 and Cumulative
    for the Period from October 2, 2001 (Inception) to March 31, 2004 ........................    5
  Statements of Cash Flows for the Nine Months Ended March 31, 2004 and 2003 and Cumulative
    for the Period from October 2, 2001 (Inception) to March 31, 2004 ........................    6
  Notes to the Condensed Consolidated Financial Statements ...................................    7

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations   11

ITEM 3 - Controls and Procedures .............................................................   18


                                    PART II. OTHER INFORMATION

ITEM 2 - Changes in Securities ...............................................................   19

ITEM 4 - Submission of Matters To A Vote of Security Holders..................................   19

ITEM 6 - Exhibits and Reports on Form 8-K ....................................................   20

Signature ....................................................................................   21





                     ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         March 31,      June 30,
                                                           2004           2003
                                                        -----------    -----------
                                                               (Unaudited)
                         ASSETS
Current Assets:
     Cash and cash equivalents ......................   $     3,309    $     7,714
     Accounts receivable ............................        22,485           --
     Inventory ......................................       247,360           --
     Prepaid expenses and other current assets ......       308,065           --
                                                        -----------    -----------
          Total current assets ......................       581,219          7,714
Property and equipment - net ........................        25,586         39,200
Deferred offering costs .............................        77,227           --
Other assets ........................................        45,459         45,459
                                                        -----------    -----------

               Total ................................   $   729,491    $    92,373
                                                        ===========    ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable ...............................   $   639,355    $   284,104
     Deferred compensation ..........................     3,608,825      2,154,386
     Notes and loans payable - stockholders .........       190,952        190,952
     Deferred revenue ...............................       131,698           --
     Other accrued expenses and current liabilities .       386,620        170,617
                                                        -----------    -----------
          Total current liabilities .................     4,957,450      2,800,059
                                                        -----------    -----------

Other liabilities - related party ...................        49,847        519,798

Commitments and contingencies

Stockholders' Deficit:
     Common stock ...................................           662            175
     Preferred stock ................................           601           --
     Additional paid-in capital .....................     1,543,377        242,320
     Deficit accumulated during the development stage    (5,822,446)    (3,469,979)
                                                        -----------    -----------
          Total stockholders' deficit ...............    (4,277,806)    (3,227,484)
                                                        -----------    -----------
               Total ................................   $   729,491    $    92,373
                                                        ===========    ===========


     See notes to the unaudited condensed consolidated financial statements.


                         ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                            (A DEVELOPMENT STAGE ENTERPRISE)
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended March 31,
                                                                     2004         2003
                                                                   ---------    ---------
                                                                         (Unaudited)

Net revenues ...................................................   $ 114,182    $    --
Cost of revenues ...............................................      78,280         --
                                                                   ---------    ---------

     Gross profit ..............................................      35,902         --

Costs and expenses:
  Selling, general and administrative (1) ......................     401,172      298,028
  Engineering, research and development (1) ....................     336,174      402,902
  Stock-based compensation expense .............................      75,760       27,438
                                                                   ---------    ---------
     Loss from operations ......................................    (777,204)    (728,378)
Interest expense ...............................................     (15,272)     (17,979)
                                                                   ---------    ---------
Net loss .......................................................   $(792,476)   $(746,347)
                                                                   =========    =========

Net loss per share  - basic and diluted ........................   $    4.32    $    4.26
Weighted average shares outstanding - basic and diluted ........     183,248      175,284



(1) Excludes stock-based compensation expense as follows:

      Engineering, research and development ....................   $  34,190    $  14,938
      Selling, general and administrative ......................      41,570       12,500



         See notes to the unaudited condensed consolidated financial statements.


                               ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Cumulative From
                                                                                        October 2, 2001
                                                            Nine Months Ended March 31,  (Inception) to
                                                               2004           2003       March 31, 2004
                                                            -----------    -----------   -------------
                                                                    (Unaudited)           (Unaudited)

Net revenues ............................................   $   155,582    $      --      $   165,912
Cost of revenues ........................................       104,335           --          109,135
                                                            -----------    -----------    -----------

     Gross profit .......................................        51,247           --           56,777

Costs and expenses:
  Selling, general and administrative (1) ...............     1,202,608        777,702      2,732,212
  Engineering, research and development (1) .............       874,374      1,029,287      2,627,632
  Stock-based compensation expense ......................       248,160        100,066        373,183
                                                            -----------    -----------    -----------
     Loss from operations ...............................    (2,273,895)    (1,907,055)    (5,676,250)
Interest expense ........................................       (78,572)       (37,218)      (146,196)
                                                            -----------    -----------    -----------

Net loss ................................................   $(2,352,467)   $(1,944,273)   $(5,822,446)
                                                            ===========    ===========    ===========

Net loss per share  - basic and diluted .................   $     13.22    $     11.09
Weighted average shares outstanding - basic and diluted .       177,937        175,284



(1) Excludes stock-based compensation expense as follows:

      Engineering, research, and development ............   $   123,960    $    30,772    $   215,666
      Selling, general and administrative ...............       124,200         69,294        157,517



               See notes to the unaudited condensed consolidated financial statements.


                                  ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE ENTERPRISE)
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Cumulative From
                                                                                             October 2, 2001
                                                                 Nine Months Ended March 31,  (Inception) to
                                                                    2004           2003       March 31, 2004
                                                                 -----------    -----------   -------------
                                                                         (Unaudited)           (Unaudited)
Cash flows from operating activities:
Net loss .....................................................   $(2,352,467)   $(1,944,273)   $(5,822,446)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation and amortization ............................        15,737          8,800         33,713
    Stock-based compensation .................................       248,160        100,066        373,183
    Increase (decrease) in cash from the change in:
      Accounts receivable ....................................       (22,485)          --          (22,485)
      Inventory ..............................................      (247,360)          --         (247,360)
      Prepaid expenses and other current assets ..............       (22,102)        (5,458)       (22,102)
      Accounts payable .......................................       355,251        548,240        639,355
      Deferred compensation ..................................     1,647,165      1,141,775      3,893,266
      Deferred revenue .......................................       131,698           --          131,698
      Other accrued expenses and current liabilities .........       216,003         93,763        386,620
                                                                 -----------    -----------    -----------
          Net cash used in operating activities ..............       (30,400)       (57,087)      (656,558)
                                                                 -----------    -----------    -----------

Cash flows from investing activities:
Acquisition of property and equipment ........................        (2,123)        (8,104)       (59,299)
(Increase) decrease in other assets ..........................      (117,055)         8,547       (162,514)
                                                                 -----------    -----------    -----------
          Net cash (used in) provided by investing activities       (119,178)           443       (221,813)
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
Net proceeds from issuance of common and preferred stock .....        64,000         17,000         81,000
Borrowings from stockholders - net ...........................          --             --           99,237
Borrowings from related party - net ..........................        81,173         37,700        600,971
Net transfer from Element 21, Inc. ...........................          --             --          100,472
                                                                 -----------    -----------    -----------
          Net cash provided by financing activities                  145,173         54,700        881,680
                                                                 -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents .........        (4,405)        (1,944)         3,309
Cash and cash equivalents, beginning of period ...............         7,714          2,151           --
                                                                 -----------    -----------    -----------
Cash and cash equivalents, end of period .....................   $     3,309    $       207    $     3,309
                                                                 ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DATA:
Non-cash financing activities:
  Conversion of deferred compensation into notes payable .....   $      --      $     8,510    $    91,715
  Fair value of common stock for prepaid services ............       276,135           --          276,135
  Conversion of deferred compensation into common stock ......       192,726           --          192,726
  Conversion of related party obligations into preferred stock       551,124           --          551,124


                  See notes to the unaudited condensed consolidated financial statements.

                                                     6

                     ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND OPERATIONS

     The Company

     AssureTec Holdings, Inc. and subsidiary (a development stage enterprise) (the "Company") develops integrated identity document management applications for use in government and commercial security applications. The Company's proprietary document management platform automatically reads, records and authenticates identification documents, such as passports, visas or drivers' licenses, through its proprietary database software, thereby reducing the risk of human error in detecting falsified or tampered forms of identification. The Company was doing business under the name Tech Ventures, Inc. until October 29, 2003. The Company is engaged in a single operating segment of the security software industry.

     The Company is considered to be a development stage enterprise because it has not generated significant revenues from products that have been developed to date. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition for other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate financing necessary to fund future operations.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and are consistent with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. In the opinion of management, all significant adjustments, which are normal, recurring in nature and necessary for a fair presentation of the financial position, cash flows and results of the operations of the Company, have been consistently recorded. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

     As shown in the unaudited condensed consolidated financial statements, during the nine months ended March 31, 2004 and 2003, the Company incurred net losses of $2,352,467 and $1,944,273, respectively. Cash used in operations during the nine months ended March 31, 2004 and cumulative from October 1, 2001 (inception) to March 31, 2004 was $30,400 and $656,558, respectively. These factors, among others, raise significant doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow and meet its obligations on a timely basis and ultimately attain profitability.

     The unaudited information should be read in conjunction with the audited financial statements of the Company and the notes thereto for the year ended June 30, 2003 included in the Company's Form 10-SB filed with the Securities and Exchange Commission.

     Business Development

     On June 12, 2002, AssureTec Holdings Inc. ("ATH") was incorporated under the laws of the state of Delaware. The sole stockholder of ATH was Element 21 Golf Company ("Element 21"). Element 21 is a Delaware corporation that, until October 2003, was doing business under the name BRL Holdings, Inc. ("BRL"). Upon ATH's incorporation, Element 21 transferred certain assets and liabilities into

ATH, including cash, accounts receivable and payable and all of Elements 21's ownership of AssureTec Systems, Inc. (a development stage enterprise) ("ATS"). At the time of transfer, Element 21 owned approximately 34.2% of the issued and outstanding common stock of ATS. In addition, all of Element 21's ownership in three non-operating entities was transferred into ATH. The three non-operating entities and Element 21's interest in each (all of which was transferred to ATH) were as follows: (i) 15.9% of Biorelease Technologies, Inc., (ii) 100% of I-Jam entertainment, Inc. and (iii) 100% of Advanced Conductor Technologies, Inc.

     ATS was incorporated under the laws of the state of Delaware on October 2, 2001. ATS was formed to develop integrated identity document management applications for use in government and commercial security applications. Effective November 9, 2001, Element 21 acquired 100% of the issued and outstanding shares of ATS common stock in exchange for shares of Element 21 common stock. This transaction was entered into between Element 21 and the individual owners of ATS to provide a better means of raising capital financing to further the commercialization of both ATS and Element 21 technologies. ATS operated as a wholly owned subsidiary of Element 21 until April 1, 2002. On April 1, 2002, Element 21 transferred approximately 65.8% of its ownership of ATS to the original individual owners of ATS in exchange for shares of Element 21 common stock held by these individuals. This transaction was entered into as Element 21 was unsuccessful in obtaining significant capital financing for both its and ATS's technology and Element 21 was unable to support ATS's operations as a wholly owned subsidiary.

     Recent Events

     On March 10, 2004, the Company's Board of Directors authorized a 1-for-31 reverse stock split of its common stock and common stock equivalents. This reverse stock split was effective on March 10, 2004. All historical references to shares of common stock and price per share have been restated to reflect the 1-for-31 reverse stock split.

     On March 31, 2004, the Company completed its common stock and common stock equivalent share exchange with individual stockholders of ATS (the "Share Exchange"). Holders of 7,358,116 shares of ATS common stock and holders of options to purchase 6,464,406 shares of ATS common stock, which constituted all the outstanding ATS common stock and options, exchanged these securities and their associated rights for 474,717 shares of the Company's common stock and for options to purchase 417,058 shares of the Company's common stock. Effective March 31, 2004, the Company has complete ownership of the issued and outstanding shares of ATS common stock and common stock equivalents.

     Basis of Presentation

     The consolidated financial statements have been prepared using the historical accounting records of both ATH and ATS as the same management controls both entities. The operations of ATH are limited and consist primarily of certain management costs, such as compensation and third party management and accounting services. Historical references to the Company's operations primarily consist of those transactions executed by ATS in the development of its integrated identity document management applications.

     Prior to the Share Exchange, ATH was under common control with ATS. Majority interests in the accumulated losses of ATS in excess of their basis in ATS have been charged to the Company as there is no obligation of the majority interests to make good such losses. As a result of the Share Exchange, at March 31, 2004, no third parties owned any issued and outstanding shares of ATS common stock and common stock equivalents.

2.   NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects, in addition to the weighted average number of common shares, the potential dilution if stock options and warrants outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive.

     For the nine months ended March 31, 2004 and 2003, the effect of stock options, preferred stock and other potentially dilutive shares were excluded from the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

3.   STOCK-BASED COMPENSATION

     The Company does not maintain a formal incentive compensation plan covering its employees, directors and independent contractors. Options to purchase the Company's common stock vest at varying intervals, but in general, typically vest over two to four year periods. The Company's options have a maximum term of ten years.

     The Company accounts for these options using the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Equity instruments issued to non-employees are accounted for in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     The following table illustrates the effect on net loss and net loss per share if the Company applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

                                                  Three Months Ended            Nine Months Ended
                                                       March 31,                     March 31,
                                                  2004           2003           2004           2003
                                              -----------    -----------    -----------    -----------
Net loss as reported ......................   $  (792,476)   $  (746,347)   $(2,352,467)   $(1,944,273)
Add back stock-based compensation
  included in the determination of net loss
  as reported .............................        75,760         27,438        248,160        100,066
Less stock-based compensation had all
  options been recorded at fair value .....      (191,246)      (119,544)      (890,833)      (307,457)
                                              -----------    -----------    -----------    -----------

Adjusted net loss .........................   $  (907,962)   $  (838,453)   $(2,995,140)   $(2,151,664)
                                              ===========    ===========    ===========    ===========

Weighted average shares outstanding,
  basic and diluted .......................       183,248        175,284        177,937        175,284

Net loss per share, basic and diluted,
  as reported .............................   $     (4.32)   $     (4.26)   $    (13.22)   $    (11.09)
                                              ===========    ===========    ===========    ===========

Adjusted net loss per share, basic and
  diluted .................................   $     (4.95)   $     (4.78)   $    (16.83)   $    (12.28)
                                              ===========    ===========    ===========    ===========


                                        9

4.   REVENUE RECOGNITION

     The Company records revenue upon delivery if pervasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred and collection is probable. To the extent that one or more of these conditions is not met, which has occurred in the past, revenue is deferred until such time as all four criteria are met. Revenue from sales to integrators, value-added resellers and distributors is recognized on a "sell-through" basis, which means that revenue is recognized when these parties report to the Company that resale of the product to the ultimate end customer has occurred.

     To date, the Company has not established vendor specific objective evidence of the fair value of its software, products and services ("VSOE"). For sales where maintenance is the only undelivered element, the Company recognizes the total sale ratably over the term of the embedded maintenance period. The Company believes that it will establish VSOE of fair value for maintenance, however, the exact timing is uncertain at this time. Once VSOE of fair value for maintenance and other services is established, the Company will utilize the residual method of accounting as permitted by Statement of Position 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' With Respect to Certain Transactions," and defer the VSOE of maintenance and recognize the residual amount of the total sale as software and product revenue in the period in which the arrangement exists, the software and products are delivered and the fee is collectible. Maintenance revenue will then be recognized ratably over the maintenance period.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB 101, "Revenue Recognition in Financial Statements" and EITF Extract No. 00-21, "Revenue Arrangements with Multiple Deliverables." The adoption of SAB No. 104 did not have a material impact on the Company's results of operations or financial position.

5.   RELATED PARTY TRANSACTIONS

     The majority of the Company's obligations have been paid on its behalf by a corporation owned and controlled by its chief executive officer (the "Related Party"). Effective July 1, 2002, the Company agreed to accrue interest on these amounts at 5.0% per annum. The Company believes that the interest rate applied to the Related Party obligation is on terms as favorable as those it could obtain from independent sources.

     On November 14, 2002, the Company's Board of Directors executed a mutual option between the Company and the Related Party whereby, at the close of each quarter commencing on December 31, 2002, either party could initiate a conversion of obligations owed by the Company to the Related Party into shares of common stock at conversion rates of $0.20 per share if the option is initiated by the Company or $0.25 per share if the option is initiated by the Related Party.

     On December 31, 2003, the Company's Board of Directors authorized the conversion of approximately $480,000 in obligations owed to the Related Party and approximately $71,000 in obligations owed to the president of ATS into Series A-1 preferred stock. The obligations represent cash payments made by these parties to vendors on behalf of the Company. At December 31, 2003, 551 shares of Series A-1 preferred stock were issued to these parties.

     In March 2004, the Company completed a private placement of 50 shares of its Series A-1 preferred stock to a director. The Company received $50,000 in net proceeds from this private placement.

     As of March 31, 2004, the Related Party advanced approximately $727,000 to employees of the Company in the form of zero-interest loans between it and the individual employees. Repayment of these advances by the individual employees is at the option of the Related Party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under "Risk Factors." You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Form 10-SB for the period ended June 30, 2003 filed with the Securities and Exchange Commission.

Overview

     We develop integrated identity document management applications for use in government and commercial security applications. Our technology enables security solutions to automate, manage and authenticate identification documents, such as passports, visas or drivers' licenses. We are considered to be a development stage enterprise as we have not generated significant revenues since our inception. We are subject to a number of risks similar to those of other companies in an early stage of development. Principal among these are our dependence on key individuals, the competition we face from substitute products, our dependence on the successful development and marketing of our products, and our need to obtain adequate financing necessary to fund our future operations. However, with our recent shipment of hardware and software to be used on the borders of Chile, we commenced entry into this market as an integrated solution provider combining our proprietary hardware and software product lines - i-Dentify(TM) and AssureID(TM), respectively. These products, combined with biometrics and associated integration software provided by others, provide a cost-effective and automated answer to an essential security question - "What is the risk of passage associated with this identity as presented?"

     Our historical results of operations have been prepared using the historical accounting records of AssureTec Holdings Inc. ("ATH") and our subsidiary AssureTec Systems, Inc ("ATS"). Although our ownership of AssureTec Systems was less than 50% prior to March 31, 2004, we consolidated the results of these two entities because the two corporations shared common management and were under common control. The operations of ATH are limited and consist primarily of certain management costs, such as compensation and third party management and accounting services. Historical references to our operations primarily consist of those transactions executed by ATS in the development of its integrated identity document management applications.

     On March 31, 2004, we completed our common stock and common stock equivalent share exchange with all the other stockholders of ATS (the "Share Exchange"), and as of that date we own all the outstanding stock and options of ATS. Holders of 7,358,115 shares of ATS common stock and of options to purchase 6,355,100 shares of ATS common stock exchanged these securities and their associated rights for 474,717 shares of ATH common stock and for options to purchase 410,006 shares of ATH's common stock. Effective March 31, 2004, there were no minority interests in ATS.

     As shown in the unaudited condensed consolidated financial statements, during the nine months ended March 31, 2004 and 2003, and cumulative from October 2, 2001 (inception) to March 31, 2004, we incurred net losses of $2,352,467, $1,944,273 and $5,822,446, respectively. These factors, among others, raise significant doubt about our ability to continue as a going concern. Our historical results of operations and financial condition do not include any adjustments relating to the recoverability of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to raise additional capital, generate sufficient cash flow, meet our obligations on a timely basis, and ultimately attain profitability.

Plan of Operation

     Since our inception on October 2, 2001, our operations have been primarily funded through (i) cash payments made on our behalf by R.T. Robertson Consulting, Inc. ("RTRC"), a corporation owned and controlled by our chief executive officer, and (ii) the voluntary deferral of employee salaries and wages and consultant fees. We currently have limited cash and working capital. We depend on RTRC and our employees and consultants to continue to support our operations. However, our plan of operation is highly dependent on our ability to raise significant additional capital. Without this capital, it is unlikely that we will be able to execute our operating plan or continue as a going concern.

     If we are successful in raising significant additional capital, we intend to use these proceeds to market our existing technology products and enhance our sales and marketing capabilities. We plan to continue our development and enhancement of our technology products during the next twelve months. Our success will be dependent, in part, on our ability to attract and develop strategic partnerships with related security product integrators. In January 2004, we initiated the sale of our technology products, through a strategic partner, to the government of Chile. We believe that strategic partnerships will allow us to better distribute our technology in the United States and worldwide.

     If we are successful in obtaining additional financing, we will need to hire additional employees, primarily in the areas of marketing, sales, finance, administration, engineering and quality assurance. This will require us to purchase additional computer equipment although such purchases are not expected to be significant.

Critical Accounting Policies

     Our accounting policies are described in our Form 10-SB for the period ended June 30, 2003 filed with the Securities and Exchange Commission. The following describes the application of accounting principles that have a significant impact on our consolidated financial statements:

     Principles of Consolidation - As described in Note 1, the consolidated financial statements have been prepared from the books and records of the ATH and ATS as each development stage enterprise is controlled by the same management. Prior to the Share Exchange, ATH and ATS were under common control. Majority interests in the accumulated losses of ATS in excess of their basis in ATS have been charged to our operations, as there is no obligation of the majority interests to make good such losses.

     All significant inter-company items and transactions have been eliminated in the preparation of the consolidated financial statements.

     Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Actual results could differ from those estimates.

     Going Concern Assumption - The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. If the consolidated financial statements were prepared on liquidation basis, the carrying value of our assets and liabilities would be adjusted to net realizable amounts. In addition, the classification of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

     Deferred Compensation - Our employees and management have been deferring their earned compensation since our inception. We have expensed these obligations and the corresponding employment taxes associated with these accrued wages and salaries. Certain employees have converted their deferred compensation into unsecured, zero-interest notes. At March 31, 2004, $92,265 was recorded as notes payable to employees.

     Revenue Recognition - Revenue is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions is not met, which has occurred in the past, revenue is deferred until such time as all four criteria are met. Revenue from sales to integrators, value-added resellers and distributors is recognized on a "sell-through" basis, which means that revenue is recognized, when these parties report to us that resale of the product to the ultimate end customer has occurred.

     In general, we require an upfront deposit for significant customer purchases. If we receive a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as a customer deposit or deferred revenue. Our current arrangements with third party integrators, value-added resellers and distributors do not provide for any rights of return, price-protection or other contingencies. Our general credit terms require complete payment within 30 days of shipment.

     We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on known and estimated factors.

     To date, we have not established vendor specific objective evidence of fair value for our software, products and services ("VSOE"). For sales where maintenance is the only undelivered element, we recognize the total sale ratably over the term of the embedded maintenance period. We believe that we will establish VSOE of fair value for maintenance, however, the exact timing is uncertain at this time. Once VSOE of fair value for maintenance and other services is established, we will utilize the residual method of accounting as permitted by Statement of Position 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' With Respect to Certain Transactions," and defer the VSOE of maintenance and recognize the residual amount of the total sale as software and product revenue in the period in which the arrangement exists, the software and products are delivered and the fee is collectible. Maintenance revenue will then be recognized ratably over the maintenance period.

     Software Development Costs - Costs incurred prior to technological feasibility of our software products are expensed as research and development costs. Certain costs incurred after technological feasibility has been established are capitalized. To date, the time period between the establishment of technological feasibility and completion of software development has been short and no significant development costs have been incurred during that period. Accordingly, we have not capitalized any software development costs to date.

     Income Taxes - Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

     Stock-Based Compensation - We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with APB No. 25 and comply with the disclosure provisions of SFAS No. 123. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and EIFT Abstract No. 96-18.

     The Company does not maintain a formal incentive compensation plan covering its employees, directors and independent contractors. Options to purchase the Company's common stock vest at varying intervals, but in general, typically vest over two to four year periods. The Company's options have a maximum term of ten years.

Results of Operations - Three Months Ended March 31, 2004 and 2003

     Net revenues for the three months ended March 31, 2004 was $114,182. We did not have any sales in the comparable period in 2003. Approximately $107,000 of our net revenues was recorded from our sale of our I-Dentify product through Unysis Corporation to the government of Chile. We recorded net revenues from the sale on a ratable basis over the embedded maintenance period, which was six months.

     Cost of revenues for the three months ended March 31, 2004 was $78,280. This cost represented the cost of the hardware we shipped in connection with our net sales and related third-party software.

     Selling, general and administrative expenses for the three months ended March 31, 2004 increased $103,114, or approximately 35%, to $401,172 from $298,028 in the comparable period in 2003. This increase was due primarily to increased spending in the areas of selling expenses and sales consultants as we began marketing and selling our products in fiscal 2004. The increase was also attributable to an increase in personnel in selling, general and administrative capacities.

     Engineering, research and development expenses for the three-month period ended March 31, 2004 decreased $66,728, or approximately 17% to $336,174 from $402,902 in the comparable period in 2003. Engineering, research and development expense consisted primarily of salaries and related personnel costs. The decrease in expense was attributable to a reduction in our development staff.

     Stock-based compensation expense of $75,760 was recorded for the three-month period ended March 31, 2004. For the comparable period in 2003, we recorded $27,438 in stock-based compensation expense. The increase in this expense was primarily attributable to greater issuances of common stock in lieu of cash payments to outside consultants and vendors. Stock issued to non-employees is accounted for under SFAS 123.

     Our loss from operations increased $48,826 to $777,204 for the three-month period ended March 31, 2004 compared with a loss from operations of $728,378 for the comparable period in 2003 as a result of the above factors.

     Interest expense decreased $2,707 to $15,272 for the three months ended March 31, 2004 compared to $17,979 for the three months ended March 31, 2003. This decrease was primarily attributable to reduced related party obligations due to RTRC, which accrue interest at approximately 5.0%.

Results of Operations - Nine Months Ended March 31, 2004 and 2003

     Net revenues for the nine months ended March 31, 2004 was $155,582. We did not have any sales in the comparable period in 2003. Approximately $107,000 of our net revenues was recorded from our sale of our I-Dentify product through Unysis Corporation to the government of Chile. We recorded net revenues from the sale on a ratable basis over the embedded maintenance period, which was six months. Our remaining net revenues were from product sales of our I-Dentify product.

     Cost of revenues for the nine months ended March 31, 2004 was $104,335. This cost represented the cost of the hardware we shipped in connection with our net sales and related third-party software.

     Selling, general and administrative expenses for the nine months ended March 31, 2004 increased $424,906, or approximately 55%, to $1,202,608 from $777,702 in the comparable period in 2003. This increase was due primarily to increased spending in the areas of selling expenses and sales consultants as we began marketing and selling our products in fiscal 2004. The increase was also attributable to an increase in personnel in selling, general and administrative capacities.

     Engineering, research and development expenses for the nine-month period ended March 31, 2004 decreased $154,913, or approximately 15% to $874,374 from $1,029,287 in the comparable period in 2003. Engineering, research and development expense consisted primarily of salaries and related personnel costs. The decrease in expense was attributable to a reduction in our development staff and our shift in focus to selling and marketing activities.

     Stock-based compensation expense of $248,160 was recorded for the nine-month period ended March 31, 2004. For the comparable period in 2003, we recorded $100,066 in stock-based compensation expense. The increase in this expense was primarily attributable to greater issuances of common stock in lieu of cash payments to outside consultants and vendors. Stock issued to non-employees is accounted for under SFAS 123.

     Our loss from operations increased $366,840 to $2,273,895 for the nine-month period ended March 31, 2004 compared with a loss from operations of $1,907,055 for the comparable period in 2003 as a result of the above factors.

     Interest expense increased $41,354 to $78,572 for the nine months ended March 31, 2004 compared to $37,218 for the nine months ended March 31, 2003. This increase was primarily attributable to increased related party obligations due to RTRC, which accrue interest at approximately 5.0%.

Financial Condition, Liquidity and Capital Resources

     We were formed in October 2001 and since our formation have raised limited capital through financing activities. As of March 31, 2004, we raised approximately $81,000 from the sale of our securities to accredited investors. Historically, we have relied on our employees and RTRC to fund our operations. Since our inception in October 2001, we have deferred approximately $3.6 million in compensation earned by our employees. RTRC has paid approximately $0.5 million to third parties on our behalf. At March 31, 2004, we had a working capital deficiency of approximately $4.6 million. Our continuation as a going concern will require that we raise significant additional capital.

     We believe that we will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute our operating plan. However, no assurances can be provided that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.

     With the exception of our facility lease, which has been personally guaranteed by our chief executive officer, we have no material off-balance sheet commitments. Our facility lease runs through June 30, 2007 and requires minimum annual payments of approximately $48,000 though its expiration.

     As shown in the unaudited condensed consolidated financial statements, during the nine-months ended March 31, 2004 and 2003, we incurred net losses of $2,352,467 and $1,944,273, respectively. These losses, among other factors, raise significant doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon, among other matters, our ability to raise additional capital, generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

Risk Factors

We Have A Limited Operating History And A History Of Substantial Operating
Losses.

     We have a history of substantial operating losses and an accumulated deficit of $5,822,446 as of March 31, 2004. For the nine-months ended March 31, 2004 and cumulative from October 2, 2001 (inception) to March 31, 2004, our net losses were $2,352,467 and $5,822,446, respectively. We have historically experienced cash flow difficulties primarily because our expenses have exceeded our revenues. We expect to incur additional operating losses. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

We Will Need Additional Financing.

     We will require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

Dr. R. Bruce Reeves Has Significant Influence Over Our Company.

     Dr. R. Bruce Reeves, Chairman of the Board and Chief Executive Officer beneficially controls approximately 48% of the voting rights of our equity securities. As a result, Dr. Reeves is able to exert significant influence over us through his ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of Dr. Reeves could have the effect of preventing or delaying a change in control of our company, which Dr. Reeves opposes even if our other stockholders believe it is in their best interests.

Our Success Is Dependent On Our Ability to Retain And Attract Employees.

     Our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There is significant competition for such personnel in our industry. There can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced technologies and to grow and operate profitably.

Our Performance Depends On Market Acceptance Of Our Products.

     We expect to derive a substantial portion of our future revenues from the sales of i-DentifyM and AssureID, both of which are in the initial marketing phase. The market for document automation and authentication is new since September 11, 2001. Although we believe our products and technologies will be integrated into new U.S. and international exit/entry border technologies, this is a new and untested market. If markets for our products fail to develop, develop more slowly than expected or are subject to substantial competition, our business, financial condition and results of operations will be materially and adversely affected.

We Depend On Strategic Marketing Relationships.

     We expect our future marketing efforts will focus in part on developing business relationships with value added resellers, distributors and integrators in the security technology market that seek to augment their businesses by offering our products to their customers. The success of our business depends on selling our products and technologies to a large number of government and commercial integrators. Our inability to enter into and retain strategic relationships, or the inability of such technology companies to effectively market our products, could materially and adversely affect our business, operating results and financial condition.

Competition From Traditional Security Providers May Increase.

     The market for identity document reading devices used in border security is highly competitive. There are traditional providers of border passport readers that have greater resources, including more extensive research and development, marketing and capital than us and have greater name recognition and market presence. These competitors could reduce their prices and thereby decrease the demand for our products and technologies. Although we believe that our shorter processing speed and ability to read and automatically authenticate identification documents will provide additional value to our potential target market, these competitors may lower their prices to compete with us. We expect competition to intensify in the future, which could also result in price reductions, fewer customer and lower gross margins.

Rapidly Changing Technology And Substantial Competition May Adversely Affect Our Business.

     Our business is subject to rapid changes in technology. We can provide no assurances that research and development by competitors will not render our technology obsolete or uncompetitive. We compete with a number of competing companies that have technologies and products similar to those offered by us and have greater resources, including more extensive research and development, marketing and capital than us. We can provide no assurances that we will be successful in marketing our existing products and developing and marketing new products in such a manner as to be effective against our competition. If our technology is rendered obsolete or we are unable to compete effectively, our business, operating results and financial condition will be materially and adversely affected.

Litigation Concerning Intellectual Property Could Adversely Affect Our Business.

     We rely on a combination of trade secrets, copyright and trademark law, contractual provisions, confidentiality agreements and certain technology and security measures to protect our trademarks, patents, proprietary technology and know-how. However, we can provide no assurance that competitors will not infringe upon our rights in our intellectual property or that competitors will not similarly make claims against us for infringement. If we are required to be involved in litigation involving intellectual property rights, our business, operating results and financial condition will be materially and adversely affected.

     It is possible that third parties might claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will increasingly be subject to infringement claims as the number of services and competitors in our industry grows. Any claims, whether meritorious or not, could be time-consuming, result in costly litigation and could cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on commercially reasonable terms or at all.

Defects In Our Products May Adversely Affect Our Business.

     Complex technologies such as the technologies developed by us may contain defects when introduced and also when updates and new versions are released. Our introduction of technology with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Management, including our Chief Executive Officer (principal executive and financial officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

     On March 31, 2004, the Company completed its common stock and common stock equivalent share exchange with the individual shareholders of ATS. Holders of 7,358,116 shares of ATS common stock and options to purchase 6,464,406 shares of ATS common stock exchanged these securities and their associated rights for 474,717 shares of the Company's common stock and options to purchase 417,058 shares of the Company's common stock. Effective March 31, 2004, there are no minority interests in ATS. The Company has complete ownership of the issued and outstanding shares of ATS common stock and common stock equivalents.

     On March 10, 2004, the Company's Board of Directors authorized a 1-for-31 reverse stock split of its common stock. This reverse stock split was effective on March 10, 2004. All historical references to shares of common stock and price per share have been restated to reflect the 1-for-31 reverse stock split.

     In March 2004, the Company completed a private placement of 50 shares of its Series A-1 preferred stock to a director. The Company received $50,000 in net proceeds from this private placement.

     On December 31, 2003, the Company's Board of Directors authorized the conversion of approximately $480,000 in obligations owed to the Related Party and approximately $71,000 in obligations owed to the president and treasurer of ATS into Series A-1 preferred stock. The obligations represent cash payments made by these parties to vendors on behalf of the Company. At December 31, 2003, 551 shares of Series A-1 preferred stock were issued to these parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 10, 2004, Element 21, the Company's sole stockholder as of that date, approved a 1-for-31 stock split of the Company's common stock by written consent.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      Number                       Description of Exhibit
      ------                       ----------------------
     3(i). 1        Certificate of Incorporation dated June 12, 2002. (1)
    3(ii). 2        Certificate of Amendment to Certificate of Incorporation
                    dated October 28, 2003. (1)
       3(ii)        Bylaws. (1)
         4.1        Statement of Designations and Preferences of AssureTec
                    Systems, Inc. Series A-1 Preferred Stock. (1)
        10.1        Employment Agreement between AssureTec Systems, Inc. and R.
                    Bruce Reeves dated October 2, 2001. (1)
        10.2        Employment Agreement between AssureTec Systems, Inc. and
                    Robert C. Babbitt dated January 20, 2003. (1)
        10.3        Employment Agreement between AssureTec Systems, Inc. and
                    Bruce C. Monk dated October 10, 2001. (1)
        10.4        Consultant Agreement between Thomas Colatosti and AssureTec
                    Systems, Inc. dated July 1, 2003. (1)
        10.5        Employment Agreement between AssureTec Systems, Inc. and
                    Glenn Larson Sr. dated November 25, 2002. (1)
        10.6        Form of Deferred Compensation Letter Agreement. (1)
     10.7(a)        Lease Agreement dated July 1, 2002. (1)
     10.7(b)        Extension of Lease Agreement dated December 5, 2003. (1)
          16        Letter on Change in Certifying Accountant. (2)
          21        Subsidiaries of Registrant. (1)
        31.1        Certification of Principal Executive Officer required by
                    Rule 13a 14(a) or Rule 15d-14(a) of the Securities Exchange
                    Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1        Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) Filed as an exhibit to our Registration Statement on Form 10-SB, filed December 11, 2003, and hereby incorporated by reference thereto.

(2) Filed as an exhibit to our Current Report on Form 8-K for an event dated April 21, 2004 and hereby incorporated by reference thereto.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2004                                 ASSURETEC HOLDINGS, INC.

                                             /S/ DR. R. BRUCE REEVES
                                             -----------------------
                                             Dr. R. Bruce Reeves
                                             Chief Executive Officer
                                             (Principal Financial and Accounting
                                             Officer)