Form 10KSB
period 2004-06-30
ASSURETEC HOLDINGS INC
filed 2005-12-09
CIK 1271484

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2004

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                          Commission File No. 000-50506

                            ASSURETEC Holdings, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                           20-0007441
           --------                                           ----------
(State or Other Jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

                    200 Perimeter Road, Manchester, NH 03103
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (603) 641-8443

                                 Not Applicable
                                 --------------
         (Former name and former address, if changed since last Report)

         Securities Registered under Section 12(b) of the Exchange Act:
                                      None
         Securities Registered under Section 12(g) of the Exchange Act:
               Common Stock, par value one-cent ($0.01) per share

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [ ]       No [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     State Issuer's revenues for its most recent fiscal year: June 30, 2004 = $292,975.00.

     State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of November 15, 2005 there were approximately 646,407 shares of our common voting stock held by non-affiliates. No market value has been established for the common stock on such date. Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

     State the number of outstanding shares of each of the Registrant's classes of common equity, as of the latest practicable date. As of November 15, 2005, there were 971,052 shares of common stock of the Issuer outstanding.

                                TABLE OF CONTENTS


PART I.........................................................................1

   ITEM 1.  DESCRIPTION OF OUR BUSINESS........................................1
   ITEM 2   DESCRIPTION OF PROPERTY...........................................15
   ITEM 3   LEGAL PROCEEDINGS.................................................15
   ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15

PART II.......................................................................15

   ITEM 5   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....15
   ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION
            OR PLAN OF OPERATIONS.............................................24
   ITEM 7   FINANCIAL STATEMENTS..............................................35
   ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................35
   ITEM 8A  CONTROLS AND PROCEDURES...........................................36
   ITEM 8B  OTHER INFORMATION.................................................36

PART III......................................................................37

   ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......37
   ITEM 10  EXECUTIVE COMPENSATION............................................42
   ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....49
   ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................53
   ITEM 13  EXHIBITS..........................................................55
   ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................56

                                     PART I

     Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. In this registration, forward-looking statements also include:

     o    statements about our business plans;

     o statements about the potential for the development, regulatory approval and public acceptance of new services;

     o    estimates of future financial performance;

     o predictions of national or international economic, political or market conditions;

     o statements regarding other factors that could affect our future operations or financial position; and

     o    other statements that are not matters of historical fact.

     These statements may be found under "Management's Discussion and Analysis," "Plan of Operations" and "Description of Business" as well as in this Form 10-KSB generally. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

     These forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. We believe it is in the best interests of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise.

ITEM 1. DESCRIPTION OF OUR BUSINESS

     a.   Organization of AssureTec Holdings

     AssureTec Holdings, Inc. ("AssureTec Holdings", "Holdings" or "the Company"- formerly named Tech Ventures, Inc.) was formed as a Delaware corporation on June 12, 2002 by Element 21 Golf Company ("Element 21"- formerly named BRL Holdings, Inc.), a publicly traded company quoted on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol EGLF. Element 21 acquired all the common stock of AssureTec Systems, Inc., a privately held company engaged in security solutions for identification documents ("AssureTec Systems" or "Systems") in November 2001. On April 1, 2002, Element 21 exchanged 2,852,000 of the shares of Systems common stock that it had received in the acquisition of Systems for 5,704,000 shares of Element 21 common stock, from substantially all the founders and consultants from whom Element 21's interest in Systems was originally acquired. In addition, options to acquire 4,750,000 shares of Element 21 common stock then held by these individuals were cancelled. As a result of these transactions and the issuance of additional shares of Systems common stock to employees upon the exercise of stock options, Element 21's ownership of Systems decreased to 34.2% of the outstanding shares of Systems' common stock. Element 21 undertook this latter transaction because Systems, a development stage company, is in a entirely different industry that requires a different management focus, a different business and strategic focus, different operating characteristics, a different investment profile, different sources of capital, and a different identity. It is our understanding that Element 21 did not believe it could focus its financial and management resources properly on its own business and still be able to generate sufficient capital to support Systems as a wholly owned subsidiary.

     After Holdings was formed by Element 21, Element 21 contributed to Holdings all the Systems common stock owned by Element 21. At the time of the formation of Holdings, these 2,716,900 shares of Systems common stock represented a 34.2% ownership of Systems by Holdings. Element 21 also contributed into Holdings stock ownership it held in three corporations, Biorelease Technologies, Inc., IJAM Inc, and Advanced Conductor Technologies, all of which were inactive and carried by Element 21 at no value. A total of 5,433,800 shares of Holdings common stock were issued to Element 21 Golf in consideration for the contribution of Element 21's investment in Systems along with the other three zero value entities contributed by Element 21. Since its formation, Holdings' only material asset has been its investment in Systems.

     Systems, a development stage company, was formed as a Delaware corporation in October 2001. Systems' business is the selling of technology that identifies and authenticates documents that are used to enable its customers to recognize and validate a large variety of travel documents automatically. (See - The Business of AssureTec Systems, Inc.).

     In March 2004, Holdings acquired the remaining outstanding common stock of Systems by issuing to each holder of the common stock of Systems two shares of Holdings common stock in exchange for one share of Systems common stock (the "Systems Exchange"). Since that date, Systems has been a wholly owned subsidiary of Holdings. Immediately after the Systems Exchange, Holdings effected a 1-for-31 reverse split of Holdings common stock and securities convertible into Holdings common stock. As part of the Systems Exchange, Holdings also issued one share of Holdings Preferred Stock in exchange for each outstanding share of Preferred Stock of Systems (a total of 601 shares).

     In April 2004, Holdings commenced a private offering of its Series A-2 Preferred Stock, pursuant to which it issued 25.2 shares of Series A-2 Preferred Stock to officers of the Company and of its subsidiary for gross proceeds of $67,800 in cash and in satisfaction of a total of $184,200 of debt. The shares of Series A-2 Preferred Stock were later cancelled, upon approval of the Series A-2 holders, and exchanged for a total of 252 shares of Series A-1 Preferred Stock.

     Between May 2004 and November 2005 the Company issued an additional 3,560 shares of Series A-1 Preferred Stock for aggregate proceeds of $3.2 million pursuant to one private placement. As of November 15, 2005, there were a total of 4,161 shares of Series A-1 Preferred Stock outstanding.

     On September 1, 2005, Holdings initiated a private placement to accredited investors only of up to $1 million of debentures with warrants to purchase common stock. These debentures have a six month term and bear interest at 12% annually. For each $3.00 of debentures purchased, Holdings issued one warrant to purchase one share of Holdings common stock at $6.00 per share for a period of one year from the date of investment or upon an initial public offering by Holdings, whichever occurs earlier. This private offering raised gross proceeds of $1.125 million and net proceeds of approximately $1.035 million and in October 2005, the Company issued warrants to acquire 375,667 shares of Common Stock.

     On September 15, 2005, Holdings commenced a private offering to accredited investors only of up to 1,250,000 shares of Holdings common stock. Pursuant to this private offering, the Company is offering units for gross proceeds of $12.00 per unit. Each unit is comprised of two shares of common stock at $6.00 per share with one warrant to acquire one share of common stock at $6.00 per share, for each two shares of common stock purchased. The warrants issued in this offering are exercisable for a period of one year from the date of investment or upon an initial public offering by Holdings, whichever occurs earlier. As of October 31, 2005, a total of 333,333 shares have been sold, and 166,667 warrants have been granted, pursuant to this offering raising gross proceeds of $2.0 million, of which $1.125 million was applied to retire the September 1, 2005 debentures.

     AssureTec Holdings has no operations except for the activities of AssureTec Systems, Inc. and, therefore, the following discussion of products, markets and business opportunities relates solely to AssureTec Systems, Inc.

     The financial information has been prepared using the historical records of both AssureTec Holdings, Inc. and AssureTec Systems, Inc. The operations of AssureTec Holdings, Inc. are limited and consist primarily of certain management costs, such as compensation and third party management and accounting services. Historical references to the Company's operations primarily consist of those transactions executed by AssureTec Systems, Inc. in the development of its integrated identity document management applications.

     Element 21 intends to effect a spin-off of Element 21's interest in Holdings (the "Holdings Spin-Off") pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Act"). The Holdings Spin-Off will be pro-rata to Element 21 stockholders of records as of October 4, 2002, excluding, in accordance with the consent of such stockholders, shares held by stockholders who received shares of Element 21 common stock as of October 3, 2002, in connection with the acquisition by Element 21 of Systems.

     b.   The Business of AssureTec Systems, Inc.

     AssureTec Systems is a development stage company that is a provider of technology that enables security solutions to automatically recognize, manage and authenticate identification documents. With its shipment in early 2004 of hardware and software to be used at the international airport in Santiago, Chile, AssureTec Systems commenced entry into this document security field as an integrated solution provider combining its proprietary hardware and software product lines - i-Dentify(TM) Reader/Authenticator and AssureID(TM) Software and Knowledge Base, respectively. These products, combined with biometrics and associated integration software provided by others, provide a cost-effective and automated answer to an essential security question--"What is the risk of entry associated with this identity as presented?"

     In addition to the Chilean government, we have sold our products and services either for production usage or pilot testing for several end-users including the U.S. Transportation Security Agency, U.S. Department of State, Ministry of Immigration of Australia, and multiple U.S. state and Canadian provincial motor vehicle departments. Systems has generated revenues of approximately $9,700, $290,000 and $767,000 in fiscal years ended June 30, 2003, 2004 and 2005, respectively. We are continuing to develop our business by aggressively targeting end users and major systems integrators and value-add resellers serving our target markets as described further below under "Target Markets" and "Marketing Strategy."

     Government-issued ID documents come in various sizes, colors and quality levels. Unlike the field of telecommunications in which all manufacturers agree in advance on conventions and standards so as to enable network services and solutions, the world of passports and government-issued ID documents has few standards. Countries issuing approximately 60% of the most widely used passports subscribe to International Civil Aviation Organization ("ICAO") standards developed by the airline industry almost 10 years ago. But even these "ICAO standard" passports are quite often issued and printed "off spec." In addition, national identity cards, drivers' licenses, and visas represent over a thousand additional types of government issued ID documents worldwide.

     Since the terrorist events of September 11, 2001, in the United States, almost every government is struggling with increasing the security of its issued documents in order to strengthen its borders and protect critical infrastructure. New biometric and smart card solutions are proposed and tested every day. Absent a cooperative effort to replace every issued identity document by virtually every government in the world, identity documents that are already issued in multiple formats and pursuant to multiple standards will be in circulation for another twenty to thirty years. Additionally, when new smart card and enhanced passport systems are placed in service, they will add to a growing list of disparate documents that a border agent or facilities control agent must monitor and evaluate.

     We sell our identity document authentication products and services primarily through domestic and international resellers, distributors and systems integrators into three target markets: border management, travel, and access control.

     We maintain a web site describing our products and services in detail (http://www.assuretec.com).

Targeted Market Segments

     The lack of worldwide standards for over 192 countries(1) results in identification documents coming in various sizes, colors, quality levels, and varying significantly in security features. Absent a cooperative effort to replace all identity documents throughout the world, documents that are already in use are likely to be in circulation for up to thirty years. By enabling effective authentication methods to existing documents already in circulation, we immediately add value and significance to the automated authentication and security industry.

     Public concern and new pending legislation that is affecting border management and travel security is stimulating demand for improved security operations with methods in place to protect the public's privacy. Based upon published data, management believes that aggregate worldwide revenues for the automated authentication and security industry could approximate $10 billion by 2008(2).















----------
(1)  www.countrywatch.com

(2)  GAO, Brookings Institution, HISA, IATA, Lehman Brothers

     The following points relate to market opportunities, where our technology could be specifically applied:

     1) The Government Accounting Office (GAO) reports that in 2002, there were about 440 million primary inspections conducted at the 330 primary land, air and sea entry points, by 4,775 inspectors(3) of which 279 million inspections were of foreign nationals(4). In addition, management estimates there are over several thousand secondary land, air and sea entry points.

     2) Commercial air travel use exceeded 1.5 billion passengers at over 5,000 public and 13,000 private airports(5).

     3) There are 4.6 million commercial buildings, 500 skyscrapers, 12,000 chemical facilities and 300 major arenas and stadiums in the United States(6).

     4) There are over 50,000 bank branches across the United States(7) and over 500,000 branches around the world that need time-effective, proof of identification in opening a bank account or for transferring large sums of money.


Market Advantages

     We have established a market presence and preferred partnering status with large integrators including Lockheed Martin Corporation, Unisys Corporation, and Science Applications International Corporation (SAIC) along with specialty niche providers for the United States and international border markets. Our relationship with Unisys Corporation in providing security solutions to the government of Chile significantly strengthens our visibility.

     Several companies, with competing identification document reading devices, have approached us for licensing opportunities. We expect to focus on the integration of our software with a variety of devices being developed for the growing commercial and governmental markets, thereby becoming the industry standard for authentication and document classification devices. Additionally, we expect to license or develop biometric and external database management capability and to offer security solutions tailored to specific markets such as transportation, banking, automated public access applications, and restricted goods purchases including chemicals and firearms. Recently, we announced a strategic alliance with Digimarc Corporation to provide solutions to state and province driver's license issuing authorities to authenticate "breeder documents" used to get new licenses.



----------
(3) "Protecting the American Homeland; A Preliminary Analysis" 2002 Pg 32 and ibid Report to Congressional Committees pg30

(4)  ibid Report to Congressional Committees pg 54

(5)  Department of Transportation Statistics December 2002

(6)  "Protecting the American Homeland; A Preliminary Analysis" 2002 pg 47 & pg
     55

(7) "Bank Geographic Structure" The Conference of State Bank Supervisors; www.pacb.org/pacb_h11.htm

Common Customer Need

     We believe that we meet, in whole or in part, several common customer requirements across all of our markets, which include our ability to:

     (i) quickly and effectively identify and read any identification document types issued by a myriad of organizations;

     (ii) facilitate the correlation of biometric markers (facial, fingerprints, etc.) and other security information between the document and its presenter;

    (iii) assess the risk that the document presented is unaltered, contains the appropriate characteristics, and shows not to be expired;

     (iv) maintain throughput at control point; and

     (v) preserve and protect established personal privacy and security protocols.

     Our security products and services are designed to incorporate these goals into market-driven solutions.

Our Platform and Management System

     We have developed an integrated identity document management platform that can automatically identify and validate many identity document types being presented, regardless of whether the document has been printed according to ICAO standards.

     Furthermore, our platform includes a proprietary document specifications library that ascertains the degree to which security features and known document characteristics are present or absent in any document being presented, whether ICAO standard or not. This capability enables a higher level of automation, with a higher degree of public access and security risk management, to a border, passenger check-in terminal, sensitive facility, or other control point.

     As a subset of this document management software product, we offer document authentication management for each document type supported. The software utilizes a weighted risk-scoring scheme for each security feature confirmed, or absent, based on the individual requirements of a particular access point.

     Once a document that is already enrolled in our data library has been recognized by our automated identity document management system, predetermined protocols are applied according to the specific requirements of the local control point. These rules and protocols drive the level of data extraction and enable further analyses including: biometrics, document security feature analysis (authentication), matching to watch lists, stolen document lists, passenger manifests, and the like.

     Because of its ability to recognize virtually any travel document in circulation, our automated identity document management system can be deployed immediately in public transportation or other infrastructure applications, including existing airline, travel, and facility control systems, without waiting for enrollment under new document issuance. For example, its proprietary software can be programmed to develop transportation manifests automatically, prioritize baggage handling, and integrate with security watch lists. The software can work across networks of large facilities to deliver higher levels of confidence as to the identity of those persons within the facility.

Comparison with Competitive Technologies

     Competitive ID document automated reader technology is constrained by reading limited areas of single document types. On the other hand, because of its omni-font capability and advanced pattern matching, our i-Dentify(TM) document management system reads the entire document, enabling it to extract substantially more data from a travel document than that contained in the machine-readable portion of the document. Further, the technology can be applied to any travel document types in its library.

     Our ability to recognize a large number of different document types is a direct result of our patent-pending technology that recognizes any document registered in its proprietary document library. By using our proprietary reader to register issued document standards, we achieve a high level of sensitivity and resolution by controlling image quality and lighting uniformity. This maximizes the amount of information being read.

     The resulting document library knowledge base has been built by registering both ICAO and non-ICAO documents in its knowledge base, thus ensuring a broad and high level of document classification and authentication. Also, the machine-readable portion of the document is the least secure and easiest portion for a forger to modify.

     Our ability to read and extract data from the secure portion of a document while matching the data to that contained in the machine-readable portion enables the processing of a significantly higher percentage of travel documents with higher levels of security and automation.

     The automated manner used by the system to extract data permits automation of a control point with only limited manual clerical intervention. Our high level of automation allows inspectors to be "face to face," evaluating human behavior, rather than "heads-down," interacting with a keyboard.

     Processing time is another significant advantage of our document management software. We use our proprietary knowledge-based software hierarchy to process only the images and information necessary to identify a particular document and complete the processing protocol. This makes the system faster and keeps lines moving.

     We believe our performance advantages will allow us to capture substantial market share.

Marketing Strategy

     Target end-users of our products and services include security management firms and solution providers, corporate trustees of facility security, domestic government agencies, U.S. Department of Homeland Security, U.S. Transportation Security Agency, U.S. Department of State, U.S. Customs, state departments of motor vehicles, and comparable organizations in foreign countries. Some of the end-users currently using our products and services either in production usage or pilot testing include the Chilean government, U.S. Transportation Security Agency, U.S. Department of State, Ministry of Immigration of Australia, and multiple U.S. state and Canadian provincial motor vehicle departments. There is no assurance that any of these entities will continue to be end-users or that we will secure new end-users.

     Our marketing approach seeks to generate product "pull," through our program of accessing and influencing high-level agency and government specifiers, as described below.

     We distribute our products primarily through reseller and systems integrator channels that have significant leadership positions in each targeted market segment. For U.S. government applications such as borders and transportation, we intend to create market "push" through relations with large government integrators such as: Northrop-Grumman, Lockheed Martin, Unisys, CSC, SAIC, and comparable integrators located overseas. We currently have reseller agreements with, or purchase orders from, Lockheed Martin, Unisys, SAIC, Bearing Point, Digimarc and other systems integrators, however, there is no assurance that we will be able to maintain these working relationships or establish any additional relationships.

     "Pull" is created by regular publication and presentation of projects by our founders and product managers before domestic and international industry forums, supplemented by personal visits to government specifiers. We expect that this "Pull" combined with the marketing efforts of the leading integrators will carry our products into these government channels.

     End users routinely conduct pilot programs to evaluate new technologies. We have products and services currently being used in several pilot programs, including international travel applications, banking applications, and border management applications, however, there is no assurance that these pilots will progress from pilot testing into fully-deployed programs. We expect our technology will be a participant in several additional pilot programs both domestically and overseas, although there is no assurance that this will occur.

Specific Products and Services

     We offer an integrated solution that consists of an identity document manager software platform, a proprietary document library that can be "trained" to recognize almost any document to enable operation without manual intervention, and a proprietary, full color, digital document reader. Our integrated solution offers competitive security solutions without disrupting the efficient flow of people and products. Appropriate privacy protection for all citizens is enabled as a matter of design.

     The i-Dentify(TM) Document Reader is the basis of our family of advanced ID Reader/Authenticator products. Current models have the capability of reading and authenticating passports and other travel documents regardless of which set of government standards or to which Travel Document standards they conform, as well as providing the capability of reading and authenticating driver's licenses and state-issued ID cards. The product is capable of being programmed to read and authenticate virtually any document that can be placed in a 3" x 5" viewing window.

     i-Dentify(TM) products incorporate patented and patent-pending technologies to inspect and analyze a document, enable biometrics, link the presenter to that document, and enable a search against relevant databases or "watch" lists to derive an ultimate risk assessment "score". Most often, these processes happen in a matter of seconds, in a manner that minimizes invasion of an individual's privacy.

     The AssureID(TM) Software and Document Library Knowledge Base is designed to be a software platform that will serve as an enterprise-wide central document authentication and analysis solution.

     Our ability to recognize a large number of different document types is a direct result of our patented(8) and patent-pending technology that recognizes any document registered in its proprietary document library (see Proprietary Information following). By using our proprietary reader to register issued document standards, we achieve the highest level of sensitivity and resolution by controlling image quality and lighting uniformity. This maximizes the amount of information being read.

     The resulting document library knowledge base has been built by registering both ICAO and non-ICAO documents in its knowledge base, thus ensuring the broadest and highest level of document classification and authentication. We currently do not support other document readers, but we may in the future modify our software to enable licensing of our software to other competitive reader manufacturers.

     As a subset to the overall platform, we offer rules-based document authentication management for each document type supported, along with a weighted risk-scoring scheme for each security feature confirmed or found absent based on the requirements of a particular control or access point.

     The i-Dentify(TM) Reader/Authenticator and AssureID(TM) Software and Document Library Knowledge Base platform is designed to permit easy integration into existing systems, centralized management of multiple clients, and as a secure node, to link to disparate, trust-authority databases.


----------
(8) The Company was issued patent # 6,785,405 B2 on August 31, 2004 entitled Apparatus and Method for Document Reading and Authentication with 22 approved claims.

     We offer Maintenance Services for its i-Dentify(TM) Readers and Subscription Services for our AssureID(TM) Software and Document Library Knowledge Base to insure end-users stay current with the latest software revisions and updates to the Library Knowledge Base of documents. While these services are optional, we believe that the majority of our customers will opt for these services, however, we cannot provide any assurances that our customers will purchase post-contract support from us.

Competition

     Currently, the market for ID document readers is fragmented, without a dominant player. The competitive field is comprised of low profile divisions of large corporations or small companies. Both lack any real differentiating competitive advantage. We believe that our patent pending intellectual property and advanced technology platform, including its ability to read an entire document and process a document quickly with its omni-font capability and advanced pattern matching against any document registered in its proprietary document library knowledge base, will allow it to dominate the market, effectively creating a barrier to entry for competing solutions that can meet the demanding throughput and forensic requirements of the emerging applications; however, there is no assurance that other companies will not develop competing solutions.

     We believe that companies such as Canadian Bank Note (Canada), AIT Corp (Canada, now affiliated with 3M), Viisage, Bundesdruckerei (Germany), OCE (Germany), Dynjab (Australia), Rochfort-Thompson (U.K.), Smiths Heimann Biometrics and DataStrip (U.K./U.S.) have only some of the necessary components of the technology necessary to deliver a competitive solution. These companies currently occupy an ancillary place in the overall security market. Although there is no assurance, they may, in fact, represent a strategic source of funding (revenue or equity) as they seek to enhance their product capabilities and gain access to our platform technology.

     The market's evolution towards a better definition of its needs and required solutions is influencing the strategic direction of several of the players. 3M acquired AIT in 2002 to access its reader technology and passport issuance position. Identix acquired Visionics, forming a half-billion dollar biometrics enterprise. Viisage acquired Imaging Automation. Companies such as Intellicheck, IDLogix and others are trying to adapt existing products originally developed for underage screening applications to the general document reader/authenticator market. Numerous biometrics companies such as Viisage, BioKey, Identix and others are looking for broader ways to deliver their limited biometrics offerings.

Proprietary Information

     We have been granted one patent (US Patent 6,785,405 B2, "Apparatus and Method for Document Reading and Authentication" issued on August 31, 2004) and we have applied for four additional U.S. patents in the fields of document automation, security and authentication, respectively. Each of these remaining patent applications has been petitioned for accelerated review based on its application to counter-terrorism activities. There is no assurance that these remaining patent applications will ever be issued or, if issued, that our business will not be challenged by a competitor as infringing on its respective issued patent. Our intellectual property includes our web site, web site organization, our domain name, and the name, "AssureTec Systems, Inc."

Effects of Existing or Probable Government Regulation

     Currently, we are not subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to privacy regulation. However, as we begin to establish an installed base and our systems become more widely employed, of which there is no assurance, it is possible that a number of laws and regulations may become applicable along with other laws and regulations which will be adopted with respect to ID document management.

     We are not certain how our business operations and liability may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, qualification to do business, and personal privacy. The vast majority of these laws were adopted prior to the events of September 11, 2001 in New York and Washington, D.C. As a result, they do not contemplate or address the unique issues of ID document management and related technologies. Changes in laws intended to address these issues could create uncertainty in the marketplace. This uncertainty could reduce demand for our services; increase the cost of doing business as a result of litigation costs, and/or increase service delivery costs.

     Sarbanes-Oxley Act

     The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

     o Our chief executive officer and principal financial officer must now certify the accuracy of all our periodic reports that contain financial statements;
     o At a later date, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and
     o On and after July 30, 2002, we may not make any loan to any director or executive officer, and we may not materially modify any loans that existed prior to that date.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act.

     Penny Stock

     If traded, our common stock would likely be a "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     o    with a price of less than five dollars per share;

     o    that are not traded on a "recognized" national exchange;
     o whose prices are not quoted on the NASDAQ automated quotation system; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     o get information about the investor's financial situation, investment experience and investment goals;
     o reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;
     o provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and
     o receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reports to Security Holders

     We are required to file periodic reports with the SEC pursuant to the requirements of the Securities Exchange Act of 1934. These reports include, among others, a Quarterly Report on Form 10-QSB within 45 days after the end of each of the first three quarters of the Company's fiscal year, and an Annual Report on Form 10-KSB within 90 days after the end of the Company's fiscal year. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at (http://www.sec.gov).

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     Small Business Issuer

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

Cost of Environmental Compliance

     We do not believe that the production and use of our products represents any significant environmental impact or risk since its products are constructed of readily available commercial components.

Sources and Availability of Raw Materials

     We currently outsource our manufacturing of hardware instrumentation to a private company, Jewell Instruments, located approximately one mile from our facilities in Manchester, New Hampshire. The Company has qualified an additional manufacturer, EPE Corporation of Manchester, New Hampshire, but is not currently using its services. Camera components, lenses and associated circuit boards are available from at least two suppliers and we believe this will result in no significant risk of supply interruption. Current principal suppliers include:
Pixelink of Ottawa, Canada; Sunex Inc. of Carlsbad, CA; Optical Devices/Miyakawa Corp. of Tokyo, Japan; and Abbyy Software House of Fremont, CA.

Research and Development

     Costs incurred prior to technological feasibility of our technology products are expensed as research and development costs. From inception to June 30, 2005 the Company and its subsidiary have incurred approximately $5.8 million in research and development costs. We have not capitalized any research and development costs to date.

Employees

     At June 30, 2005, we employed 14 full-time employees.


ITEM 2 DESCRIPTION OF PROPERTY

     Neither AssureTec Holdings nor its Subsidiaries presently own any real property. In June 2002, AssureTec Systems entered into a three-year lease of the building where both AssureTec Holdings and AssureTec Systems are located, at 200 Perimeter Road, Manchester, NH 03103. The current lease calls for monthly payments of $4,041. One of Dr. Reeves' family-controlled entities has guaranteed the lease. This lease was extended for an additional three-year term in June 2004. These facilities occupy approximately 5,600 square feet and are located adjacent to the runway of the Manchester Airport. The space that AssureTec Holdings and AssureTec Systems currently occupy is expected to be adequate to meet immediate needs, but additional facilities may be required if AssureTec Systems begins to expand and hire additional personnel, of which there is no assurance. AssureTec Holdings owns personal property (equipment), comprising primarily of furniture, computer and office equipment.


ITEM 3 LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against AssureTec Holdings to the knowledge of its management.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fiscal years ended June 30, 2004 or 2003, respectively.



                                    PART II

ITEM 5 MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no trading market for AssureTec Holdings common stock at present and there has been no trading market to date. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for AssureTec Holdings securities. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

     As of June 30, 2005, 3,303 shares were subject to issuance upon the exercise of Element 21 Options.

     Currently 35 stockholders hold AssureTec Holdings common stock. After the Holdings Spin-Off, there will be approximately 3,600 stockholders of AssureTec Holdings common stock.

     AssureTec Holdings has not paid any dividends to date, and has no plans to do so in the immediate future.

     Upon completion of the Holdings Spin-Off, the Company will act as its own transfer agent and registrar for AssureTec Holdings.

Securities Authorized for Issuance Under Equity Compensation Plans

     In December 2004, the Company's Board of Directors adopted a Stock Option Plan (the "Option Plan') authorizing the issuance of up to 1,500,000 options from currently authorized but un-issued shares of common stock for services to the Company and Systems. Non-qualified stock options may be granted by an Option Committee designated by the Board of Directors to employees and consultants for their services to the Company and Systems. At June 30, 2005, 769,000 options have been granted in lieu of $2.2 million of deferred compensation. At June 30, 2005, the total number of options issued under this option plan is 1.3 million at an exercise price of $.50 per share, deemed by the Option Committee to be the fair market price of the common stock after reflecting both the senior liquidation preference of the Series A-1 Preferred Stock as well as the then uncertain financial condition of the Company.

                                                                                              Number of Securities
                                                                                             Remaining Available for
                                                                                              Future Issuance under
                               Number of Securities to be                                      Equity Compensation
                                 Issued Upon Exercise of      Weighted-Average Exercise         Plans (Excluding
                                  Outstanding Options,      Price of Outstanding Options,    Securities Reflected in
       Plan Category               Warrants and Rights           Warrants and Rights              Column (a))*
       -------------               -------------------           -------------------              ------------
                                           (a)                           (b)                           (c)
Equity compensation plans
approved by security holders                0                             0                             0
Equity compensation plans not
approved by security holders            1,292,912                       $0.50                        207,088
                                        ---------                       -----                        -------
Total                                   1,292,912                       $0.50                        207,088

--------------------------
* At June 30, 2005


Recent Sales of Unregistered Securities

AssureTec Holdings
------------------

     On March 31, 2004, Holdings acquired all outstanding common stock of Systems by issuing to each holder of the common stock of Systems two shares of Holdings common stock in exchange for one share of Systems common stock (the "Systems Exchange"). Holders of 7,358,115 shares of Systems common stock and options to purchase 6,945,966 shares of Systems common stock exchanged these securities and their associated rights for 474,717 shares of Holdings common stock and options to purchase 448,127 shares of Holdings common stock. As a result of this transaction, as of March 31, 2004, Systems became a wholly owned subsidiary of Holdings. Also as part of the Systems Exchange, Holdings issued one share of Holdings Preferred Stock in exchange for each outstanding share of Preferred Stock of Systems (a total of 601 shares). Immediately after the Systems Exchange, Holdings effected a 1-for-31 reverse split of Holdings common stock and of securities convertible into Holdings common stock.

     On March 31, 2004, 601 shares of Convertible Preferred Stock of Systems were exchanged for a like number of shares of Holdings Series A-1 Preferred Stock. Each share is convertible into 322.58 shares of common stock. The holders of Series A-1 Preferred Stock shall be entitled to receive dividends out of funds legally available, therefor, at the rate of 5% of the applicable "Series A-1 Price", adjusted to reflect any stock-split, stock dividend, combination, recapitalization or reorganization occurring after the original issue date.

     In April 2004, Holdings commenced a private offering of its Series A-2 Convertible Preferred Stock, pursuant to which it issued 25.2 shares of Series A-2 Convertible Preferred Stock to officers of the Company and of its subsidiary for gross proceeds of $67,800 in cash and in satisfaction of a total of $184,200 of debt. The Series A-2 Preferred shares were later cancelled, upon approval of the Series A-2 holders, and exchanged for a total of 252 shares of Series A-1 Preferred Stock.

     In July 2004, the Company granted employee stock options to purchase 6,400 shares of common stock for services provided. The stock options are exercisable at $3.20 per share. The Company did not recognize additional stock based compensation since there was no intrinsic value from the granting of the options.

     On August 13, 2004 the Company offered, in an Amended Private Placement Offering, the sale of up to 1,250 shares of Series A-1 Convertible Preferred Stock, to accredited investors only, at a price of $1,000 per share (10 share minimum). The related party was issued 300 shares in settlement of $300,000 owed by the Company to the related party under terms identical to those of the Private Placement Offering. On February 21, 2005, the Company amended the Private Placement Offering to raise the maximum number of shares sold from 1,250 shares to 2,500 shares of the Company's Series A-1 Convertible Preferred Stock. As of November 15, 2005, there have been 4,161 shares issued, raising approximately $3.2 million in net proceeds from the offering.

     In September 2004, the Company granted non-employee stock options to purchase 500 shares of common stock at an exercise price of $4.00 per share for services provided. Under the Black-Scholes option valuation model the valuation of the option was approximately $1,360.

     During the quarter ended September 30, 2004, the Company sold to a non-affiliate 295 shares of Series A-1 Preferred Stock for gross proceeds of $295,000

     During the quarter ended December 31, 2004, the Company sold to a non-affiliate 875 shares of Series A-1 Preferred Stock for gross proceeds of $875,000.

     During the quarter ended December 31, 2004, the Company issued 300 shares of Series A-1 Preferred Stock for settlement of related party debt of $300,000.

     During the quarter ended December 31, 2004, the Company converted 860 shares of common stock to 19 shares of Series A-1 Preferred Stock. No additional consideration was received for this transaction.

     During the quarter ended December 31, 2004, an officer and employee of Systems performed an exercise of 80,000 employee stock options at a price of $0.50 per share for the settlement of debt owed to him of $40,000.

     During the quarter ended December 31, 2004, the Company converted 4,000 shares of common stock to 14 shares of Series A-1 Preferred Stock. The transaction originally occurred during the year ended June 30, 2004 as a sale of the Company's common stock for gross proceeds of $14,000.

     During the quarter ended December 31, 2004, an ex-employee returned 72 shares of the Company common stock and had it converted it to $418 of accrued compensation to participate in the settlement of accrued compensation for employee stock options. The Company retired the 72 shares of common stock.

     In December 2004, the Company granted employee stock options to purchase 708,632 shares of common stock at a price of $0.50 per share for the settlement of approximately $1.9 million of accrued compensation.

     In December 2004, at the option of the stockholder, the Company retired 31,867 shares of common stock and granted 90,632 employee stock options at a price of $0.50 per share. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $236,000.

     In December 2004 the Company granted employee stock options to purchase 43,334 shares of common stock at a price of $0.50 per share for services provided. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $113,000.

     In December 2004, the Company granted employee stock options to purchase 68,506 shares of common stock at a price of $0.50 per share for the settlement of approximately $186,000 of accrued compensation. The term of the settlement is 13 months and the Company will recognize a settlement of accrued compensation of approximately $14,350 per month.

     During the quarter ended December 31, 2004, the Company granted options to purchase 79,337 shares of common stock at a price of $0.50 per share to outside vendors for the settlement of payables of approximately $212,000.

     During the quarter ended December 31, 2004, the Company granted non-employee options to purchase 63,214 shares of common stock at a price of $0.50 per share to outside parties for services provided. Under the Black-Scholes option valuation model the valuation of the options was approximately $172,000 which was included in stock-based compensation. The services were for consulting fees incurred for capital raising.

     During the quarter ended March 31, 2005, the Company sold 465 shares of Series A-1 Preferred Stock for gross proceeds of $465,000.

     In June 2005, the Company issued 21,774 shares of common stock to an ex-employee and officer of Systems as part of a severance package. The shares were valued at $6.20 per share and the Company recognized stock-based compensation of $135,000.

     On June 20, 2005, the Company granted employee stock options to purchase 3,300 shares of common stock at a price of $0.50 per share for services provided. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $8,600.

     During the quarter ended June 30, 2005, the Company sold 1,050 shares of Series A-1 Preferred Stock for gross proceeds of $1,050,000.

     During the quarter ended June 30, 2005, the Company rescinded employee stock options to purchase 80,874 shares of common stock at a price per share of $6.21 granted on September 30, 2003, and in their place granted employee stock options to purchase 460,882 shares of common stock at a price of $0.50 per share for services provided. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $1.2 million

     During the quarter ended June 30, 2005, the Company granted 74,436 options to non-employees at a price of $0.50 per share for services provided. Under the Black-Scholes option valuation model the valuation of the options was approximately $75,760.

     In July 2005, the Company granted employee stock-options to acquire 16,129 shares of Common Stock exercisable at $0.50 per share for the settlement of accrued compensation of $50,000. The employee stock-options are fully vested and have a life of seven years.

     In July 2005, at the option of the stockholder, the Company retired 21,774 shares of Common Stock for consideration of $135,000 and in their place granted employee stock options to acquire 21,838 shares of Common Stock exercisable at $0.50 per share.

     In September 2005, the Company granted employee stock options to acquire 900 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock options will vest over a period of three years and have a life of five years.

     During the quarter ended September 30, 2005, the Company sold 290 shares of A-1 Preferred Stock for gross proceeds of $290,000.

     On September 1, 2005 Holdings initiated a private placement to accredited investors of debentures with warrants to purchase common stock. These debentures have a six month term and bear interest at 12% annually. For each $3.00 of debentures purchased, Holdings issued one warrant to purchase one share of Holdings common stock at $6.00 per share for a period of one year from the date of investment or upon an initial public offering by Holdings, whichever occurs earlier. This private offering raised gross proceeds of $1.125 million and net proceeds of approximately $1.035 million and in October 2005, Holdings issued warrants to acquire 375,667 shares of Common Stock.

     On September 15, 2005 Holdings commenced a private offering to accredited investors of up to 1,250,000 shares of Holdings common stock. Pursuant to this private offering, the Company is offering units for gross proceeds of $12.00 per unit. Each unit is comprised of two shares of common stock at $6.00 per share with one warrant to acquire one share of common stock at $6.00 per share, for each two shares of common stock purchased. The warrants issued in this offering are exercisable for a period of one year from the date of investment or upon an initial public offering by Holdings, whichever occurs earlier. As of October 31, 2005, a total of 333,333 shares had been sold, and 166,667 warrants have been granted, pursuant to this offering raising gross proceeds of $2.0 million, of which $1.125 million was applied to retire the September 1, 2005 debentures.

     In September 2005, the Company granted warrants to acquire 73,548 shares of Common Stock exercisable at $3.255 per share to the registered broker dealers and their assigns for services provided with capital raising efforts related to the Preferred A-1 offering. The warrants are fully vested and have a life of 5 years.

     In October 2005, the Company granted warrants to acquire 200,000 shares of Common Stock, exercisable at $6.00 per share, to a related party in exchange for a covenant not to request repayment of advances to the Company by Affiliates which were in excess of $600,000. The warrant coverage was identical to that offered to unrelated parties under the September 1, 2005 offering of debentures. The warrants are fully vested and have a life of one year or upon an initial public offering by Holdings, whichever occurs earlier.

     In October 2005, the Company granted warrants to acquire 16,667 shares of Common Stock exercisable at $6.30 per share to the registered broker dealers and their assigns for services provided with capital raising efforts related to the September 1, 2005 debenture offering. The warrants are fully vested and have a life of 5 years.

     In October 2005, the Company granted warrants to acquire 33,333 shares of Common Stock exercisable at $6.30 per share to the registered broker dealers and their assigns for services provided with capital raising efforts related to the September 15, 2005 private offering. The warrants are fully vested and have a life of 5 years.

     In October 2005, the Company granted employee stock options to acquire 103,000 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock options will vest over a period of three years and have a life of five years.

     In October 2005, the Company sold 25 shares of A-1 Preferred Stock for gross proceeds of $25,000.

     In October 2005, at the option of the stockholder, the Company retired 25 of 50 shares of Preferred A-1 Stock and returned the investment of $25,000 to the former stockholder and ex-director of the Company.

     Element 21 intends to effect a spin-off of Element 21's shares of common stock of Holdings (the "Holdings Spin-Off") pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Act"). The Holdings Spin-Off will be pro-rata to Element 21 stockholders of records as of October 4, 2002, excluding, in accordance with the consent of such stockholders, shares held by stockholders who received shares of Element 21 common stock in connection with the acquisition by Element 21 of Systems.

     Each of the above issuances was made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.


AssureTec Systems
-----------------

     AssureTec Systems made the following issuances of unregistered securities during the past three years, all of which were made pursuant to Section 4(2) of the Securities Act and pursuant to Regulation D promulgated thereunder.

     In 2002, AssureTec Systems issued options to purchase 100,000 (6,452 post split) shares of its common stock to a non-employee at $0.001 per share. We recorded $1,279 in stock-based compensation relating to this grant. In 2002, AssureTec Systems issued 215,638 shares of its common stock to unrelated third parties in lieu of cash compensation. We recorded $123,744 in connection with the issuance of these shares of common stock based on the fair value of the services we received. The fair value of the stock options awarded to non-employees was calculated using the Black-Scholes method.

     In November 2002, AssureTec Systems issued shares of Common Stock for the acquisition of $9,167 of property and equipment.

     In January 2003, AssureTec Systems issued options to purchase 200,000 shares of common stock at a price per share of $0.375 to Robert Babbitt, President of Systems, vesting September 2003 and expiring in September 2008 pursuant to his employment agreement. In addition, pursuant to his agreement, Mr. Babbitt received options to purchase a total of 1,800,000 shares of common stock of AssureTec Systems; of which options to purchase 350,000 shares at $0.375 are exercisable effective January 20, 2003 and expire on September 30, 2008; of which options to purchase 300,000 shares at $0.375 per share vest through January 2004 and expire on December 31, 2011; of which options to purchase 350,000 shares at $0.60 per share vest through January 2005 and expire on December 31, 2011; of which options to purchase 400,000 shares at $0.90 vest through January 2006 and expire on February 12, 2010; and of which options to purchase 400,000 shares at $1.25 vest through December 31, 2006 and expire on February 12, 2010. Upon the completion of the Exchange Agreement with Holdings, these 2,000,000 Systems options were converted to 129,032 Holdings options at exercise prices ranging from $5.81 to $19.38.

     In March 2003, AssureTec Systems sold 33,334 (2,151 post split) shares for $17,000 to an accredited investor with no prior relationship with the Company.

     In July 2003, AssureTec Systems sold 135,000 shares of common stock at a price per share of $0.37 to Thomas Colatosti, a director of the Company and of AssureTec Systems. In March 2004 these shares were converted to 50 shares of convertible Series A Preferred Stock.

     In July 2003, AssureTec Systems issued options to acquire 150,000 shares of common stock at a price per share of $0.37 to Tom Colatosti, which vest over a twelve-month period in consideration for executing a consulting agreement. On March 31, 2004, at the time of the Systems Exchange, Holdings assumed these options and converted them to options to acquire 9,677 shares of common stock of Holdings at $5.74 per share.

     As described under "Deferred Compensation" on page 49, pursuant to the September 30, 2003 letter agreements as amended by the Exchange Agreement, options were issued to acquire a total of 80,874 post split shares of Holdings common stock at a price per share of $6.21 per share, and a total of 33,157 shares of Holdings, at $5.81 per share, have been issued.

     In December 2003, AssureTec Systems issued shares of its Common Stock to employees for settlement of approximately $192,700 of accrued compensation.

     During the fiscal year ended June 30, 2004, AssureTec Systems issued shares of its Common Stock to related and unrelated parties in lieu of cash compensation, primarily for services rendered on behalf of AssureTec Systems. AssureTec Systems recorded $423,664, in stock-based compensation relating to the issuance of these shares of its Common Stock for the year then ended. The value of the stock-based compensation was based on the fair value of the services received in accordance with SFAS No. 123 and EITF No. 96-18.

     As described under "Securities Authorized for Issuance Under Equity Compensation Plans" on page 17, pursuant to the Company's Option Plan, at June 30, 2005, 769,000 options have been granted in lieu of $2.2 million of deferred compensation. At June 30, 2005, the total number of options issued under this option plan is 1.3 million at an exercise price of $.50 per share, deemed by the Option Committee to be the fair market price of the common stock at the time of issuance of the options, after reflecting both the senior liquidation preference of the Series A-1 Preferred Stock as well as the then uncertain financial condition of the Company.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition or Plan of Operations should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Reports on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under "Factors Affecting Operations."

Overview

We develop integrated identity document management applications for use in government and commercial security applications. Our proprietary document management platform automatically reads, records and authenticates identification documents, such as passports, visas or driver's licenses, through our proprietary database software thereby reducing the risk of human error in detecting falsified or tampered forms of identification. We are considered to be a development stage enterprise, as we have not generated significant revenues since our inception. We are subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of our products and the need to obtain adequate financing necessary to fund our future operations.

     Our historical results of operations have been prepared using the historical accounting records of AssureTec Holdings and our wholly owned subsidiary AssureTec Systems. Although our ownership of AssureTec Systems was less than 50% prior to March 31, 2004 (the date of the Systems Exchange) we consolidated the results of these two entities because the two companies shared common management and control. The operations of AssureTec Holdings are limited and consist primarily of certain management costs, such as compensation and third party management and accounting services. Historical references to our operations primarily consist of those transactions executed by AssureTec Systems in the development of our integrated identity document management applications.

     Our historical results of operations and financial condition do not include any adjustments relating to the recoverability of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern. Our independent auditors' report for the fiscal year ended June 30, 2004 indicates that there is substantial doubt about our ability to continue as a going concern.

Plan of Operation

     Since our inception on October 2, 2001, our operations have been primarily funded through:

     (i) cash payments made on our behalf by RTRC and Advisors, corporations owned and controlled by our chief executive officer and his family,
     (ii) the voluntary deferral of employee salaries and wages and consultant fees and
    (iii) the raising of $2,878,000 from unaffiliated investors as of June 30, 2005.

     Currently, without further salary deferrals and stock for services, our cash expenses, on an annualized basis, are expected to run at an annual level of $2.5 million. We believe that we will require at least approximately $3,000,000 to fund our operating plan through fiscal year 2006.

     We currently have limited cash and working capital. Our plan of operations is highly dependent on our ability to raise significant additional capital. Without this capital, it is unlikely we will be able to execute our operating plan or continue as a going concern. We intend to attempt to raise this capital from individual investors and other private equity sources, and we also may seek funding from industrial partners. At the present time, we have no commitments from any sources.

     We intend to use the proceeds of any financing transactions primarily to market our existing technology products and enhance our sales and marketing capabilities. We believe our success, if any, in these endeavors will be highly determinative of our ability to become profitable. As part of our strategy, we will continue to attempt to attract and develop strategic partnerships with related security product integrators. In September 2003, we initiated the sale of our technology products through a strategic partner to the government of Chile. In late 2004 and early 2005 we delivered units to our reseller in the U.S. who won the pilot for the Transportation Worker Identity Credential program. We recently announced a development relationship with Digimarc Corporation for applications related to the recently passed federal "Real ID Act" which requires the states to issue more secure drivers' licenses. We believe that strategic partnerships like these will allow us to better distribute our technology in the United States and worldwide.

     On September 1, 2005, we initiated a private placement to accredited investors of debentures with warrants to purchase common stock. These debentures have a six month term and bear interest at 12% annually and are to be repaid at the rate of one dollar of debenture for each two dollars raised in a subsequent offering. For each $3.00 of debentures purchased, Holdings issued one warrant to purchase one share of Holdings common stock at $6.00 per share for a period of one year from the date of investment or upon an initial public offering by Holdings, whichever occurs earlier. This private offering raised gross proceeds of $1.125 million and net proceeds of approximately $1.035 million, and in October 2005, the Company issued warrants to acquire 375,667 shares of Common Stock.

     On September 15, 2005, we commenced a private offering to accredited investors of up to 1,250,000 shares of Holdings common stock. Pursuant to this private offering, the Company is offering units for gross proceeds of $12.00 per unit. Each unit is comprised of two shares of common stock at $6.00 per share with one warrant to acquire one share of common stock at $6.00 per share, for each two shares of common stock purchased. The warrants issued in this offering are exercisable for a period of one year from the date of investment or upon an initial public offering by Holdings, whichever occurs earlier. As of October 31, 2005, a total of 333,333 shares have been sold, and 166,667 warrants have been granted, pursuant to this offering raising gross proceeds of $2.0 million, of which $1.125 million was applied to retire the September 1, 2005 debentures.

     We will use the balance of new proceeds from these offerings, if any, after retiring the debenture, primarily to strengthen our sales and marketing efforts and to better position us for another private placement or a public offering. We believe that this additional outside financing will be available to us; however, there can be no assurance that we will obtain this additional financing in an amount sufficient to meet our future needs.

     We plan to continue our development and enhancement of our technology products during the next twelve months. If we are successful in obtaining additional financing, we will need to hire additional employees, primarily in the areas of marketing, sales, finance, administration, engineering and quality assurance. This will require us to purchase additional computer equipment; however, any such purchases are not expected to be significant.


Critical Accounting Policies

     Our accounting policies are fully described in Note 2 to our consolidated financial statements. The following describes the application of accounting principles that have significant impact on our consolidated financial statements:

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

     Deferred Compensation - Our employees and management have been voluntarily deferring a portion of their earned compensation since our inception. At December 2004 the employees converted $2.2 Million of their deferred compensation owed as of June 30, 2004 into stock options to acquire common stock of the Company. This $2.2 million of deferred compensation was converted into approximately 769,000 fully vested options exercisable at a price of $0.50 for a period of 7 years. We have expensed these obligations and the corresponding employment taxes associated with these deferred wages and salaries.

     Revenue Recognition - Revenue is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions are not met, which has occurred in the past, revenue is deferred until such time as all four criteria are met. Revenue from sales to integrators, value-added resellers and distributors is recognized on a "sell-through" basis, that is, when these parties report to us that resale of the product to the ultimate end customer has occurred.

     In general, we require an upfront deposit for significant customer purchases. If we receive a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as deferred revenue. Our current arrangements with third party integrators, value-added resellers and distributors do not provide for any rights of return, price-protection or other contingencies. Our general credit terms require complete payment within 30 days of shipment.

     We record a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on known and estimated factors.

     To date, we have not established vendor specific objective evidence ("VSOE") of fair value for our software, products and services. For sales where maintenance is the only undelivered element, we recognize the total sale ratably over the term of the embedded maintenance period. We believe that we will establish VSOE of fair value for maintenance; however, the exact timing is uncertain. Once VSOE of fair value for maintenance and other services is established, we will utilize the residual method of accounting as permitted by Statement of Position 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' With Respect to Certain Transactions," and defer the VSOE of maintenance and recognize the residual amount of the total sale as software and product revenue in the period in which the arrangement exists, the software and products are delivered and the fee is collectible. Maintenance revenue will then be recognized ratably over the maintenance period.

     Deferred Income Taxes -We account for income taxes and deferred tax assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes." Because we project future operating losses in the near term, we have provided a full valuation allowance against the deferred tax assets created by these losses.

     Stock-based Compensation - As part of our compensation programs offered to our employees, we grant stock options. We grant stock options to employees based on their fair value at the grant date. As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," we have adopted the disclosure-only requirements of these accounting standards. Accordingly, we do not recognize stock-based compensation expense for stock options granted to employees at their fair value. We record stock-based compensation when we issue common stock in lieu of cash compensation for services rendered to us or if we issue options to purchase common stock to non-employees. Stock-based compensation is recorded based on the fair value of the services received. See Notes 2 and 9 to our consolidated financial statements for the impact on earnings had we fully adopted SFAS 123 and 148.

     Off-Balance Sheet Arrangements - With the exception of our facility lease, we do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities known as "special purpose entities."

Results of Operations - Years Ended June 30, 2004 and 2003

     In 2004, we recorded revenues of $292,975, primarily from our sales of systems and software for the Chilean government. In 2003, we recorded $9,747 in the initial sale of our technology products to two unrelated parties. Cost of revenues in 2004 increased to $189,307 from $6,557 in 2003, representing the increased cost of the hardware, software and other costs related to increased shipments.

     Selling, general and administrative expenses, consisting primarily of salaries and wages, was $2,137,532 in 2004, an increase of 99%, or $1,065,148 from general and administrative expenses of $1,072,384 in 2003. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel costs and associated overhead as additional employees and consultants were hired to expand our operations.

     Engineering, research and development costs for 2004 increased slightly to $1,486,719 from $1,440,027 in 2003. The small increase in engineering, research and development costs was a result primarily of steady headcount within the development team over the period and the completion of the development for our initial products.

     Related party management and consulting fees decreased $38,736, or 35%, to $72,500 in 2004 from $111,236 in 2003. The decrease was primarily attributable to decreased fees for the management of Holdings prior to the Systems Exchange.

     Interest expense increased to $127,274 in 2004 from $63,903 in 2003, an increase of $63,371 or approximately 100%. Interest expense is inclusive of interest to related party and interest on employees' deferred compensation. Interest is charged to amounts due to related parties and on deferred compensation as well as interest recorded based on stated interest rates on notes payable by the Company to an individual stockholder. Interest rates vary from 3% to 5%.

     Other income increased to $23,087 in 2004 from $2,760 in 2003 primarily from settlement of debt.

     Net loss for 2004 was $3,697,270, or $12.37 per share (basic and diluted), as compared to $2,681,600, or $15.30 per share (basic and diluted), in 2003. The approximately $1 million dollar, or 38%, increase in the net loss for fiscal year 2004 from 2003 resulted primarily from increased salaries, benefits, rent and other administrative costs in the aggregate of $529,297. Additionally $543,664 of stock based compensation issued for services and capital raising activities was charged against operations in fiscal 2004 as compared to $123,744 for fiscal 2003.

Financial Condition, Liquidity and Capital Resources

     We were formed in October 2001 and since our formation through June 30, 2005, have raised $3.8 million through financing activities, including $958,000 from parties affiliated with our CEO, Dr. Reeves. In addition to these funds, we have relied on our employees' deferment of $2.1 million in compensation and $557,374 in advances by a related party as of June 2005. Additionally, at December 31 2004 the employees converted $2.2 million of deferred compensation into options to purchase 769,000 shares of common stock in the Company. At June 30, 2005, compensation in the aggregate of $1.3 million had been formally deferred by the employees until the Company's Board of Directors deems cash is sufficient from operating cash flow to make payments on these deferred amounts. At June 30, 2005, we had a working capital deficiency of approximately $3.9 million. Our continuation as a going concern will require that we raise significant additional capital and there is no assurance that we will be able to do so.

     We believe that we will continue to be successful in obtaining additional financing, from which the proceeds will be primarily used for general corporate purposes, including working capital, capital expenditures, research and development and other strategic investments. However, no assurances can be provided that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. We have not yet developed revenues sufficient to bring us to a positive cash flow position and our auditors have stated in their audit report that there is substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to raise additional capital, and to generate sufficient cash flow to meet our obligations on a timely basis and ultimately attain profitability.

     As of October 31, 2005, we had sufficient cash, in our estimation, to sustain operations for a period of six months. In addition, we are currently in the process of discussing with a partner in Japan the possibility of its investing an additional $2 million in Holdings although no commitments have been made to date. If we are able to close this subscription and receive this $2 million, of which there is no assurance, we believe the $2 million, plus the cash currently on hand, would allow us to operate for a period in excess of one year without significant revenues.

     With the exception of our facility lease, which has been personally guaranteed by our chief executive officer, we have no material off-balance sheet commitments. Our facility lease runs through June 30, 2007 and requires minimum annual payments of approximately $48,000 though its expiration.


Factors Affecting Operations

     Our business is subject to many factors that we think could have an impact on future operations and financial performance; including the following (references to "our," "we" and words of similar meaning in these factors refer to the Company and to AssureTec Systems):

     From our inception, we have recognized revenue of approximately $1 million and have had significant losses to date and we might not be able to achieve meaningful revenues or earnings in the future. AssureTec Systems has been operational since October of 2001 and has achieved revenues well short of those necessary to allow the Company to break even. The consolidated development stage loss from inception is in excess of $12 million.

     We have limited assets, working capital and negative shareholders' equity, and we might not be able to continue in operation without the infusion of additional capital. We have very limited assets; negative working capital and limited financial resources. We continue in business by raising capital from investors and soliciting advances from affiliated parties. We cannot be certain that such capital and advances will be available to the Company when we need them and under terms favorable to the Company. Our financial condition may not improve.

     Our independent auditors' report indicates a substantial doubt about our ability to continue as a going concern which means that an investment in our shares is extremely risky. Our auditors' report (see page F-2) indicates that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If our business fails, the value of any capitalized items would be adjusted to reflect a distressed market value. We currently have no cash reserves and rely on cash from capital raised from investors. There is no assurance these funds will continue to be available, however, we have operated in this manner since our inception. Now that we have begun to ship product, it is more likely outside investment capital can be found, but there can be no assurance that outside financing will be available to us. In any event, we cannot continue without continuing additional capital from affiliates or outside investment capital.

     We expect to continue to incur losses at least through fiscal year end June 2006 and we may not ever operate profitably. We have incurred losses since inception through June 30, 2005 of approximately $12 million. During that period, the Company has generated just over $1 million in revenues. We expect, but cannot be sure, that our revenues will increase during the next several fiscal years. Unless revenues in excess of $2 million annually can be generated, we will continue to run a deficit. There is no assurance that we will reach these annual revenues or can we be assured that we can operate profitably.

     Because we need to raise additional funds and these funds might not be available to us when we need them, we might need to change our business plan, sell or merge our business, or face bankruptcy. From its inception in October 2001 through June 30, 2005, we have raised a total of $2.9 million from unaffiliated investors. Further, as of this date, affiliates of Dr. Reeves have invested $958,000 in equity of the Company and have advanced the Company an additional $557,374. AssureTec Systems' employees have voluntarily agreed to defer $3.5 million in unpaid salaries and related compensation expenses, of which $2.2 million was converted in December 2004, into 769,000 options to purchase a like number of shares of Common Stock in the Company. Without this invested capital, these advances and employee deferrals, we could not have continued in business. See "Certain Relationships And Related Transactions" beginning at page 53. We will require additional capital to provide tooling for manufacturing certain hardware products and will need to spend money for travel and collateral materials in order to develop cash flow. Additional capital might not be available to us on favorable terms when required, or at all. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk that we may not survive.

     We cannot be certain that our products will continue to operate as planned. Currently we have produced approximately 265 hardware units and multiple releases of development software, which have been released to about a dozen integrators and smaller developers in the U.S. and in Europe. We have delivered 60 units of the i-DentifyTM reader authenticator to a reseller in Chile and delivered 90 units to a reseller as part of a pilot for the Transportation Security Administration, both of whom reported that both hardware and software operated as planned. Notwithstanding the foregoing, we have too few of our products in service to allow us to be certain that our products will operate as planned. If our products do not meet customers' needs and expectations, we will lose customers and our business could fail.

     Our chief executive officer, who is also our sole director (9), has majority control over our common stock and is a major creditor, which will allow him to have significant influence over our affairs. After consummation of the reverse stock split by Holdings and the Systems Exchange, R.T. Robertson Consultants, Inc. ("RTRC') and Robertson Financial Advisors, LLC, ("Advisors") each controlled by Dr. Reeves, our CEO, owns a combined 958 shares of AssureTec Holdings' Series A-1 Preferred Stock. (The "Holdings Preferred"). Each share of the Holdings Preferred is convertible into 322.58 shares of our common stock


----------
(9) As of the date of this Annual Report, Dr. Reeves is the Company's sole director.

and, as a result, as of June 30, 2005 these two entities beneficially owned approximately 309,032 shares, or approximately 16.2% of our common stock. In addition, (i) the Holdings Preferred is entitled to vote on an "as converted" basis on all matters in which the common stock is entitled to vote, and (ii) the holders of our Preferred Stock are entitled to elect three of up to seven directors of AssureTec Holdings. RTRC is 90% owned by Dr. Reeves' wife, Dr. Reeves is Advisors' Managing Director and controlling member and, therefore, Dr. Reeves is deemed to beneficially own the shares of stock owned by RTRC and Advisors. Taking into account the shares owned by Dr. Reeves directly, along with the shares owned by RTRC and Advisors, Dr. Reeves beneficially owns 511,365 shares, or approximately 26.8% of our common stock. As a result, Dr. Reeves can exercise substantial control of the affairs of AssureTec Holdings.

     Dr. Reeves and his affiliates have also made advances to AssureTec Systems and, therefore, his interest as a creditor may be different from the interests of the other stockholders. For example, Dr. Reeves may desire to cause us to use our funds to repay these advances under terms that may cause us to divert funds away from operations at critical times, or that may cause us to fail. Dr. Reeves could use his existing control and his position as creditor to acquire more of our shares which would give him even more control. Any such actions by Dr. Reeves would not require shareholder approval. As of June 30, 2005 the Company owed Dr. Reeves' affiliates approximately $557,374 exclusive of $126,972 in unpaid interest on advances.

     We might not succeed in establishing our technologies in the marketplace, which would adversely affect customer acceptance and our revenues. The market for document automation and authentication products is new since September 11, 2001. Although we believe our products and technologies will be integrated into new U.S. exit/entry border technologies and other document automation and authentication technologies in the U.S. and around the world, this is a new, untested market. We cannot offer assurances that we will have the capital and technological advantage to compete with larger and better financed companies in this developing market nor can we offer assurances that the market for automated identity document authentication will ever develop.

     We must enter into strategic relationships with integrators of our technology, and if we fail to develop, maintain or enhance these relationships, we might not be able to attract and retain customers, generate adequate market exposure, build our AssureTec Systems brand, or enhance our sales and marketing capabilities. We believe that our ability to attract customers, generate interest in our hardware and software products, facilitate broad market acceptance of our services and of the AssureTec Systems brand, and to enhance our sales and marketing capabilities depends on our ability to develop and maintain strategic relationships with related product integrators that can deliver product solutions to customers in diverse product areas. If we are unsuccessful in developing or maintaining these relationships, or if these relationships do not assist us in attracting or retaining customers, it will be difficult to grow our business. At the present time, we rely on these integrators to adapt our software development kit to specific applications in border control applications facilities access control systems, and public transportation solutions.

     The success of our business depends on selling our products and services to a large number of government and commercial integrators and we have no current relationships or arrangements with these integrators. We believe that our reliance on unaffiliated companies to integrate our products into products developed by these respective companies for specific market applications as our primary marketing strategy will enable us to develop a customer base more quickly and cost effectively than the employment of traditional marketing methods involving sizable development, a sales staff, and advertising to sell products directly to end users. There can be no assurance that this belief or strategy is correct. As a new company with new technology applications, we lack historic recognition in the market. Our success depends, in large part, on attracting a large number of application integrators that advertise in the traditional media and that have existing end user relationships and product support. Our success is also dependent, in large part, upon ensuring that these customers remain loyal long-term customers to the integrators, resulting in a continuing flow of our product into theirs. Furthermore, we may be required to incur higher and more sustained advertising and promotional expenditures than we currently anticipate in order to create direct market demand for our products. As a result, we might not be able to achieve or sustain profitability.

     Competition from traditional providers of border passport readers could result in price reductions and decreased demand for our automated document authenticator technology that could cause our business to fail. The market for document readers is competitive. Although we believe our shorter processing speed and ability to read and automatically authenticate identification documents will provide additional value to our potential target market, traditional and established document reader companies may lower their prices to compete with us. Competition is expected to intensify in the future, which also could result in price reductions, fewer customer orders and reduced gross margins. We currently compete with, or may in the future compete with, a variety of companies located in the United States, Canada and Europe that provide a part of what our products provide. Many of these companies are established and have greater financial, technical, marketing and other resources than we do. Additionally, many of these organizations have proven operating histories, which we lack. Although we expect to compete on the basis of the quality and uniqueness of our product and services and, to a lesser extent, on the basis of price, this strategy may not be successful.

     We might not be able to adequately protect or enforce our intellectual property rights due to our lack of funds and if we failed to protect our rights, we could lose market recognition, which would reduce our sales. Our intellectual property includes one patent and four patent applications covering the process of identifying documents and validating the existence or absence of securities features to determine a document's validity. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company, or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of existing trademarks could affect our ability to create brand name recognition, cause customer confusion, and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. Patent and Trademark Office or the

European Patent Office might be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name, and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. If and when we develop markets in Europe and Asia and other places internationally, the laws of many countries do not protect our proprietary rights to as great an extent as the laws of the United States.

     It is possible that third parties might claim infringement by us with respect to past, current or future technologies, although we do not expect any such claims. We expect that participants in our markets will increasingly be subject to infringement claims as the number of services and competitors in our industry segment grows. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, and could cause service upgrade delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

     Our systems and operations, and those of our customers, are vulnerable to natural disasters and other unexpected problems, which could reduce customer satisfaction and reduce our sales. Substantially all of our computer and hardware and our systems infrastructure are housed at our facility in Manchester, New Hampshire. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure and similar events. In addition, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions that could lead to interruptions, delays, loss of data or the inability to sell and support our network of software products and customer support. Currently, we do not have fully redundant systems or a formal disaster recovery plan and do not carry business interruption insurance to compensate for losses that could occur. Our customers also face these risks. We depend on the efficient operation of Internet connections from customers to our systems. These connections, in turn, depend on the efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have had periodic operational problems or outages. Any system delays or failure or loss of data, whatever the cause, could reduce customer satisfaction with our applications and services together with the number of visits to our website and also could harm our sales of ID document services and data base libraries. A significant barrier to online communications is the secure transmission of confidential information over public networks, and our failure to prevent security breaches could harm our business. The service providers rely on encryption and authentication technology to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments might result in a compromise or breach of the technology used by the service providers to protect customer data. Any compromise of their security could harm our reputation and expose us to a risk of loss or to litigation and possible liability and, therefore, result in harm to our business. In addition, a person who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. To date, we have had no security breaches.

     The loss of the services of key employees could have a negative impact on our business or cause it to fail. At June 30, 2005, the Company had 14 employees, several of whom have not been paid their full compensation for many months. Any one or all employees could decide to leave us before we can assure the employees' long-term services, which may not happen. If we lose the services of these key employees who have spent many months developing our products and technology, our business could be harmed seriously. In addition, we may not be able to attract new, skilled employees.

     If the market for automated document authentication fails to gain widespread acceptance, our business could fail. The market for ID document authentication is in its infancy. If this market does not gain widespread acceptance, our business could fail. Our success will depend on our ability to engage both end users and product integrators, who have established existing customer bases in our targeted markets of borders, travel and transportation and facilities access control. In addition, a large proportion of our early customers might begin using our products because they are new and different rather than because they believe our products represent the best long-term solution. These early customers may use our products only once or twice and then return to more traditional solutions.

     We may not be able to respond to rapid technological changes to serve our customers and meet their expectations and we may lose customers as a result. As the document authentication and automation industry evolves, we will need to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We might not be able to successfully implement new technologies, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to do so, it could adversely impact our ability to build the AssureTec Systems brand and to attract and retain customers.


ITEM 7  FINANCIAL STATEMENTS

     The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included below beginning on page F-1.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A  CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and principal financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the chief executive officer and principal financial officer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission, there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the financial reporting. However, at this time management has decided that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

     During the fiscal year 2004, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 8B  OTHER INFORMATION

     None

                                    PART III


ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The directors and officers of AssureTec Holdings and AssureTec Systems are as follows:

      Name            Age                       Position
      ----            ---                       --------
R. Bruce Reeves       65     President and Director of AssureTec Holdings and
                             Chief Executive Officer and Director of AssureTec
                             Systems
Kevin T. McGuire      55     Treasurer and Secretary of AssureTec Holdings and
                             AssureTec Systems
Bruce Monk            58     Chief Technology Officer and Director of AssureTec
                             Systems
Robert C. Babbitt     62     Director of AssureTec Systems
Richard C. Search     58     Executive Vice President of Engineering and Product
                             Management of AssureTec Systems
Robert J. Schmitt     61     Vice President of Business Development of AssureTec
                             Systems
James L. Riffer       60     Vice President of Sales & Marketing of AssureTec
                             Systems


     The officers and directors listed will serve until the next annual meeting of the stockholders or until death, resignation, retirement, removal or disqualification, or until their successors have been duly elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of AssureTec Holdings and AssureTec Systems serve at the will of the Board.

Background

Executive Officers and Directors
--------------------------------

     R. Bruce Reeves, Ph.D. is Chairman, Cofounder, Chief Executive Officer and Director of AssureTec Systems and AssureTec Holdings. Dr. Reeves has over twenty-five years of experience in start-up ventures, and has spent over ten years in high-tech business and product development, including five years with General Electric Company on several new business development operations. In 1998, Dr. Reeves successfully led the acquisition, by his affiliate, of Meridian Instruments, a leading developer of laser based imaging instrumentation. Dr. Reeves subsequently sold the Meridian manufacturing assets to Genomic Systems, Inc. a biotechnology genomic instrumentation company that was subsequently acquired by Perkin Elmer Corp. From 1992 to October 2, 2002, Dr. Reeves was an officer and director of Element 21, which was involved in sponsoring development stage businesses, including a venture to develop artificial blood, as well as initially sponsoring AssureTec Systems during that time period. Dr. Reeves has a Bachelor of Science degree in Chemistry and a Ph.D. in Physical Chemistry.

     Kevin T. McGuire, Kevin T. McGuire has been AssureTec Systems' Treasurer and Secretary since its inception in October 2001 and has been AssureTec Holdings' Treasurer and Secretary since its inception in June 2002 and was the Treasurer of Element 21 from June 1992 until October 2, 2002. He works on a contracted as-needed basis through an accounting firm owned by the spouse of Mr. McGuire. Mr. McGuire is a graduate of Bentley College of Accounting. Mr. McGuire has 32 years of business experience including 16 years with public accounting firms.

     Bruce Monk, Since April 2003, Mr. Monk has served as Chief Technology Officer of AssureTec Systems and has served as a Director of the subsidiary since its inception in October 2001. From AssureTec Systems' inception through March 2003, Mr. Monk served as President and Chief Operating Officer. Mr. Monk has more than 20 years of senior management level experience in engineering, marketing and sales management in the high technology field. Since November 2000, Mr. Monk has served as President of Integrated Security Technologies, LLC, which is a distributor of forensic products. From 1991 to 2000, Mr. Monk served as an officer and director for Imaging Automation, which, under Mr. Monk's leadership, developed the first version of a document recognition and authentication product technology platform. Mr. Monk coordinates technical and industry efforts to develop our leadership position in versatile imaging-based document authentication devices and systems. Prior to founding Imaging Automation, Mr. Monk served in development, engineering and marketing/sales positions with Chorus Data Systems, Analogic, Sanders Associates and Hewlett Packard. Mr. Monk is a graduate of Rennselear Polytechnic Institute with a BS in Electrical Engineering.

     Robert J. Schmitt, Vice-President Business Development - Mr. Schmitt is a veteran of IBM and Digital Equipment Corp, where he held positions in sales and marketing. He worked at IBM from 1968-1978 in various sales and marketing positions, his last position being sales manager of the IBM office in Buffalo, New York. He joined Digital in New Hampshire as sales manager for the telecommunications business. He held various positions during his tenure at Digital including VP of Marketing for the United States, VP of Sales and Marketing for Far East Area, and VP of Technical Support for the US, and was responsible for the operations of the sales support organization of over 2,000 people. Mr. Schmitt left Digital in 1997 to become VP of Marketing for Viisage Technology, and left Viisage in 1998 to form Biometrica Systems, Inc. Mr. Schmitt is a graduate of Hobart College with a BA in English.

     Richard G. Search, Executive Vice President Engineering and Product Management- Mr. Search is a 35 year veteran in the computer industry. He has held executive positions in hardware and software engineering, product management, marketing and sales in Fortune 100 corporations as well as emerging firms. Prior to joining AssureTec Systems in May 2004, Richard was SVP/VP of Marketing & Product Management at McDATA Corporation, DotHill Corporation and Hitachi Data Systems, where he provided the leadership in designing and implementing new product and marketing strategies, successfully growing revenues and increasing market recognition and penetration of existing and newly introduced product lines. Previously, Mr. Search spent 13 years at Digital Equipment Corporation where he was VP of Storage Solutions Engineering and Director of Product Management and Marketing, playing a key role in the development and successful launching of DEC's StorageWorks product line into the open storage market, with revenues in excess of $1.6B. Additionally, Richard spent 18 years at IBM where he held numerous management positions in engineering, marketing, and sales. Mr. Search holds a B.S. from Penn State University.

     James L. "Monty" Riffer, VP Sales & Marketing- Mr. Riffer was formerly VP of Sales & Marketing at Acadient, a business-to-business software developer. He previously held management positions at Geac Computers, Cantoc Business Systems, Pilot Software, and Pansophic Systems. Prior to Pansophic he spent 10 years with Polaroid in management. Mr. Riffer is a graduate of Southern Illinois University where he earned both undergraduate and graduate degrees in Education.

     Robert C. Babbitt, Mr. Babbitt served AssureTec Systems as its Chief Operating Officer and President from June 2003 to February 2, 2005 (the date of his retirement). Prior to that time he served as Executive Vice President of Sales after joining AssureTec Systems in January 2003. He currently is a member of the Board of Directors of the subsidiary. He has over thirty years of experience in leading sales, technical support, and service organizations in both the information technology and communications industries. Mr. Babbitt is a graduate of Ohio University where he earned both undergraduate and graduate degrees in Mathematics.


Key Consultant
--------------

     Ken Gorton, Consultant, Financial Compliance- Mr. Gorton, serves as a financial consultant to the Board of Directors and serves as a consultant to our Audit Committee and to our Compensation Committee. Over the past 35 years, Mr. Gorton has been involved in financial and strategic planning roles in both the private and public sector. Mr. Gorton is currently the Director-Finance & Operations for a $60 million school district in the Pittsburgh area. He is the former President of a Foundation Chapter, and served as the Managing Director of a non-profit organization. From 1994 to 2000, he was the CFO of a New England college directing financial management, and was instrumental in formulating a five-year strategic plan, resulting in property acquisition and expansions, funded by innovative financing vehicles. For the previous twenty-five years, Mr. Gorton's career was with major corporations involved in natural resource - DuPont, Consol Energy and Conoco, where he coordinated finance functions responsible for cash management, project finance, accounts receivable management, treasury operations, and business process improvement. Mr. Gorton received his MBA from Oklahoma State University, and did post graduate work at Columbia University.

Family Relationships

     There are no family relationships between or among the directors, executive officers or persons nominated or charged by AssureTec Holdings to become officers and directors.

                                   Committees

Compensation Committee

     Dr. Reeves, the Company's President and sole Director, serves as the sole member of the Company's Compensation Committee. Ken Gorton, who is engaged by the Company as a consultant, serves as an advisor to the Compensation Committee.


Audit Committee

     Dr. Reeves, the Company's President and sole Director, serves as the sole member of the Company's Audit Committee. Dr. Reeves, our "audit committee financial expert", is not considered to be an "independent" director pursuant to Securities and Exchange Commission rules and regulations. Ken Gorton, an outside consultant to the Company serves as an advisor to the Audit Committee. Under the direction of Dr. Reeves, Mr. Gorton oversees the audits of the Company by its independent auditors, and directly communicates with the independent auditors regarding the Company's financial statements and financial disclosures. Professional biographical information concerning Mr. Gorton is included above under "Directors, Executive Officers, Promoters and Control Persons - Key Consultant".

Compliance with Section 16(a) of the Exchange Act

     The following reports on Forms 3 or 4 or 5 were required to be filed by directors, executive officers, and 10% or greater stockholders of AssureTec Holdings under the rules and regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on the following dates; and as indicated, were filed later than required by the applicable rules and regulations:

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal years ended June 30, 2004 and June 30, 2005: (i) R Bruce Reeves was late in filing a Form 3 and was late in filing seven Forms 4 (which reported a total of nine transactions); (ii) Kevin T. McGuire was late in filing a Form 3 and was late in filing two Forms 4 (which reported a total of five transactions); (iii) Thomas Colatosti was late in filing a Form 3 and was late in filing one Form 4 (each of which reported one transaction; (iv) RT Robertson Consultants, Inc. was late in filing a Form 3 and was late in filing two Forms 4 (which reported a total of four transactions);
(v) Element 21 Golf Company was late in filing a Form 3; (vi) Bruce C. Monk was late in filing a Form 3 and was late in filing two Forms 4 (which reported a total of five transactions); (vii) Sandra J. Reeves was late in filing a Form 3 and was late in filing four Forms 4 (which reported a total of eight Transactions); and (viii) James Barrons was late in filing a Form 3 and was late in filing two Forms 4 (which reported a total of three transactions).

     All of the reports listed above have been filed as of the date of this report.

Code of Ethics

     The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

ITEM 10  EXECUTIVE COMPENSATION

     AssureTec Holdings has only two employees, both of whom are officers and who currently do not receive any cash or other compensation from AssureTec Holdings, nor have they received any compensation from us in the past. These two individuals also serve as officers of AssureTec Systems for which they are compensated. Dr. Reeves has agreed to act as President of Holdings without compensation. However, AssureTec Holdings may in the future from time to time authorize the payment of cash or the issuance of common stock and/or options to purchase common stock for payment for services provided to AssureTec Holdings by its officers and/or their family controlled companies. To date, AssureTec Holdings has not issued any common stock or options, as payments for services to Holdings, to either of these two officers.

     Neither AssureTec Holdings nor its Subsidiaries have adopted a retirement, pension, profit sharing, stock option, insurance programs or other similar programs. It is anticipated that AssureTec Systems will adopt an employee stock option plan upon approval of the stockholders.


     The following table sets forth in summary form the compensation of the current Chief Executive Officer and each other executive officer that received total salary and bonus exceeding $100,000 since its inception ("Named Executive
Officers") of the subsidiary, AssureTec Systems.

                                                               Long-Term Compensation
                                                             --------------------------

                     Annual Compensation                      Awards           Payouts
                     -------------------                      ------       ---------------
  Name and                                        Other     Restricted
  Principal      Fiscal               Bonus       Annual      Stock     Options/      LTIP       All Other
  Position        Year    Salary(A)    ($)    Compensa-tion   Awards     SARs (#)    Payout    Compensation
  --------        ----    ---------    ---    -------------   ------     --------    ------    ------------
Dr. R. Bruce      2005    $180,000      0          0             0        139,548      0            0
Reeves,           2004    $171,000      0          0             0        11,489       0            0
CEO(1)(2)         2003    $150,000      0          0             0           0         0            0
                  2002     $99,000      0          0             0           0         0            0

Bruce C. Monk,    2005    $180,000      0          0             0        130,259      0            0
Chief             2004    $171,000      0          0             0         4,494       0            0
Technology        2003    $150,000      0          0             0           0         0            0
Officer(1)(3)     2002     $99,000      0          0             0        64,517       0            0

Robert J.         2005    $138,000      0          0             0        40,388       0            0
Schmitt,          2004     $34,500      0          0             0         6,048       0            0
Vice-President
Business
Development
(1)(4)

Richard Search,   2005    $138,000      0          0             0        38,593       0            0
Executive Vice    2004     $23,000      0          0             0         6,048       0            0
President
Engineering and
Product
Management
(1)(5)

James L.          2005    $138,000      0          0             0        58,972       0            0
Riffer, Vice      2004    $138,000      0          0             0           0         0            0
President Sales   2003    $103,500      0          0             0         6,048       0            0
and Marketing
(1)(6)

                                       43

----------
(A) A portion of the salaries of the above named executive officers have been deferred until such time as the company has sufficient funds available to pay such compensation and the board of directors approves such payments.

(1) Pursuant to a September 30, 2003 letter agreement between AssureTec Systems and the employees and consultants who are deferring compensation, the Company will allocate out of funding that becomes available, an aggregate of $335,000 for salary and related costs, plus the amount necessary to pay FICA and other required amounts, to pay a previously agreed to portion of the deferred compensation of all participating employees, on a proportionate basis. Also, pursuant to the September 30, 2003 letter agreement, interest shall accrue at 3% on unpaid gross compensation until such compensation is paid in full.

(2) Dr. Reeves was appointed CEO on October 21, 2001. Dr. Reeves' compensation was $10,000 per month from October 21, 2001 through December 31, 2001. Effective January 1, 2002, Dr. Reeves' salary increased to $11,500 per month ($138,000 per year). During the fiscal year ended June 30, 2002, Dr. Reeves was paid $0 and during the fiscal year ended June 30, 2003 Dr. Reeves was paid $0. Dr. Reeves' salary is, effective January 1, 2003, $162,000 per year, and $180,000 effective January 1, 2004. Pursuant to the September 30, 2003 letter agreement, Dr. Reeves received an option to purchase one share of common stock for each dollar of deferred take home compensation, at a price per share of $5.81 until September 30, 2008. See note (1) above.

(3) Mr. Monk served as President of Systems from October 10, 2001 to May 1, 2003. Mr. Monk's salary was $10,000 per month from October 10, 2001 through December 31, 2001. Effective January 1, 2002, Mr. Monk's salary increased to $11,500 per month ($138,000 per year) and to $13,500 per month ($162,000 per year) effective January 1, 2003 and to $180,000 effective January 1, 2004. During the fiscal year ended June 30, 2002, Mr. Monk was paid $12,000 and during the fiscal year ended June 30, 2003 Mr. Monk was paid $2,660. The remainder of his salary for these periods was deferred. Pursuant to the

     September 30, 2003 letter agreement, Mr. Monk received an option to purchase one share of common stock for each dollar of deferred take home compensation, at a price per share of $5.81 until September 30, 2008. See note (1) above. For the period December 1, 2004 through December 31, 2005, 50% of the balance of Mr. Monk's compensation in excess of $7,500 per month is currently being deferred and the remaining 50% is being granted in options to purchase one share of common stock for each dollar of compensation, at a price per share of $0.50.

(4) Mr. Schmitt serves Systems as the Vice-President of Business Development since April 1, 2004. Mr. Schmitt's salary is $11,500 per month. For the period December 1, 2004 through December 31, 2005, 50% of the balance of Mr. Schmitt's compensation in excess of $7,500 per month is currently being deferred and the remaining 50% is being granted in options to purchase one share of common stock for each dollar of compensation, at a price per share of $0.50.

(5) Mr. Search serves Systems as the Executive Vice President of Engineering and Product Management since May 12, 2004 at a salary of $11,500 per month. For the period December 1, 2004 through December 31, 2005, 50% of the balance of Mr. Search's compensation in excess of $7,500 per month is currently being deferred and the remaining 50% is being granted in options to purchase one share of common stock for each dollar of compensation, at a price per share of $0.50.

(6) Mr. Riffer serves Systems as the Vice President of Sales and Marketing since October 13, 2003 at a salary of $11,500. For the period December 1, 2004 through December 31, 2005, 50% of the balance of Mr. Riffer's compensation in excess of $7,500 per month is currently being deferred and the remaining 50% is being granted in options to purchase one share of common stock for each dollar of compensation, at a price per share of $0.50.


Aggregated Option Exercises And Fiscal Year-End Option Value Table

     The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended June 30, 2005.

                                Option Grants In Fiscal Year June 30, 2005
------------------------------------------------------------------------------------------------------------

                      Number of      % of Total
                     Securities       Options                                  Potential Realizable Value at
                     Underlying      Granted to    Exercise                   Assumed Annual Rates of Stock
                       Options      Employees in     Price      Expiration    Price Appreciation for Option
       Name          Granted (#)    Fiscal Year    ($/Share)       Date                    Term
       ----          -----------    -----------    ---------       ----       -----------------------------
                                                                                  5%               10%
                                                                                 -----            -----
Dr. R. Bruce Reeves    139,548         10.3%          n/a          n/a            n/a              n/a
Bruce C. Monk          130,259         10.4%          n/a          n/a            n/a              n/a
Kevin T. McGuire        14,683          0.1%          n/a          n/a            n/a              n/a
Richard C. Search       38,593          3.1%          n/a          n/a            n/a              n/a
Robert J. Schmitt       40,388          3.2%          n/a          n/a            n/a              n/a
James L. Riffer         58,972          4.7%          n/a          n/a            n/a              n/a



                              Aggregated Option Exercises For Fiscal Year Ended
                                   June 30, 2004 And Year-End Option Values
-----------------------------------------------------------------------------------------------------------

                       Number of      % of Total
                      Securities       Options                                Potential Realizable Value at
                      Underlying      Granted to    Exercise                  Assumed Annual Rates of Stock
                        Options      Employees in     Price      Expiration   Price Appreciation for Option
       Name            Granted (#)    Fiscal Year   ($/Share)       Date                   Term
       ----            -----------    -----------   ---------       ----      -----------------------------
                                                                                  5%               10%
                                                                                 -----            -----
Dr. R. Bruce Reeves        0             0.0%          n/a          n/a           n/a              n/a
Bruce C. Monk              0             0.0%          n/a          n/a           n/a              n/a
Kevin T. McGuire           0             0.0%          n/a          n/a           n/a              n/a
Richard C. Search          0             0.0%          n/a          n/a           n/a              n/a
Robert J. Schmitt          0             0.0%          n/a          n/a           n/a              n/a
James L. Riffer            0             0.0%          n/a          n/a           n/a              n/a



                                   Aggregated Option Exercises For Fiscal Year Ended
                                        June 30, 2003 And Year-End Option Values
---------------------------------------------------------------------------------------------------------------------

                                                    Number of Securities Underlying         Value of Unexercised
                                                     Unexercised Options at Fiscal     In-the-Money Options at Fiscal
                                                              Year-End (#)                      Year-End ($)
                        Shares                      -------------------------------    ------------------------------
                      Acquired on       Value
        Name           Exercise      Realized ($)    Exercisable     Unexercisable     Exercisable     Unexercisable
        ----           --------      ------------    -----------     -------------     -----------     -------------
Dr. R. Bruce Reeves        0              $0              0                0                $0               $0
Bruce C. Monk              0              $0              0                0                $0               $0
Kevin T. McGuire           0              $0              0                0                $0               $0


     The Company has no supplemental benefits or incentive arrangements except for specific incentive statutory options given to employees and officers of AssureTec Systems as a part of employment agreements. As of December 10, 2003 AssureTec Holdings has 183,026 shares of common stock outstanding. Pursuant to the Systems Exchange, in March 2004, AssureTec Holdings issued 474,717 shares of common stock, 601 shares of Series A-1 Preferred Stock and 448,127 options to purchase Holdings common stock.


Employment Agreements

     Dr. Reeves is party to an Employment Agreement with AssureTec Systems dated October 2, 2001. Pursuant to the agreement, Dr. Reeves was to serve as Chief Executive Officer until October 2, 2004, unless sooner terminated by death or disability. This agreement currently runs from year to year. The Company expects to extend the agreement. The agreement provides that from October 2, 2001 through December 31, 2001, Dr. Reeves earned compensation at the rate of $10,000 per month and, effective January 1, 2002 the rate of compensation was increased to $138,000 per year. Effective January 1, 2003, Dr. Reeves' salary was increased to $162,000 per year and to $180,000 effective January 1, 2004. In addition to the compensation described above and pursuant to his employment agreement, Dr. Reeves received options to purchase 45,161 shares of common stock at an exercise price of $0.000001 per share that were exercised in fiscal 2002.

     Bruce C. Monk entered into an employment agreement with AssureTec Systems on October 10, 2001, pursuant to which he agreed to serve as President and Chief Operating Officer of AssureTec Systems. The term of the agreement is three years, unless sooner terminated by death or disability. This agreement currently runs from year to year. Pursuant to this agreement, from October 10, 2001 through December 31, 2001, Mr. Monk earned compensation at the rate of $10,000 per month and effective January 1, 2002, the rate of compensation increased to $138,000 per year. Effective January 1, 2003 Mr. Monks salary was increased to $162,000 per year and to $180,000 effective January 1, 2004. In addition, pursuant to the agreement, Mr. Monk purchased 1,000,000 (64,516 post split) founder's shares at $0.000001 per share and received options to purchase 1,000,000 (64,516 post split) shares of common stock of AssureTec Systems, which options were fully vested on October 10, 2001 and exercised in June 2002. Also, pursuant to the September 30 2003 letter agreement Mr. Monk received an option to acquire 69,661 post-split shares of AssureTec Holdings common stock at a price of $5.81 per share until September 30, 2008. A portion of Mr. Monk's compensation is being deferred pursuant to the September 30, 2003 letter agreement, as described below.

     Pursuant to a September 30, 2003 letter agreement between the Company and the employees and consultants who are deferring compensation, and all other officers of Systems, the Company will allocate out of funding that becomes available, an aggregate of $335,000 for salary and related costs, plus the amount necessary to pay FICA and other required amounts, to pay previously deferred compensation of all employees, on a proportionate basis. Also, pursuant to the September 30, 2003 letter agreement, interest shall accrue at 3% on unpaid gross compensation until such compensation is paid in full. In addition, each employee or consultant could elect to receive an option to either (i) convert any portion of his or her deferred compensation at June 30, 2003, net of affiliate advances, into common stock at a price of $0.375 ($5.81 post split) per share, or (ii) purchase options to purchase one share of AssureTec Systems common stock, at an exercise price per share of $0.75 ($11.63 post split) until September 30, 2008, at the rate of one dollar of deferred compensation in exchange for an option to acquire one share of AssureTec Systems common stock. As part of the Systems Exchange the options covered by the September 30, 2003 letter agreement will be modified to be options to purchase shares of AssureTec Holdings.

     Under the terms of the September 30, 2003 letter agreement with officers, employees and consultants, $335,000 in deferred compensation will be paid out of future financing. The amount of distribution to be paid to each individual will be determined on a pro rata basis, taking into account the amount of compensation that has been deferred by that individual and the total amount of deferred compensation by all participating individuals. The portion of this amount relating to officers of Systems and all others is set forth below:

                                                    % of Total
       Name                           Deferred       Deferred       Prorated
     --------                      Compensation(1)   Comp.(2)        Payment
                                   ---------------   --------        -------

Bruce Reeves(3)                      $  260,400            --
Bruce Monk                           $  243,140              10%    $   34,503
Kevin T. McGuire                     $   15,000               1%    $    2,129
                                     ----------      ----------     ----------
Subtotal                             $  518,540              11%    $   36,632

Other (24 people)                    $2,102,606              89%    $  298,368
                                     ----------      ----------     ----------

TOTAL                                $2,621,146             100%    $  335,000
                                     ==========      ==========     ==========

(1) Total deferred compensation, excluding employee advances and associated accrued payroll taxes as of 9/30/2003
(2) Calculated as % of total deferred compensation amount, excluding amount owed to Dr. Reeves ($2,360,746)
(3)  Dr. Reeves has elected not to participate


Deferred Compensation Agreements

     Pursuant to the September 30, 2003 letter agreement described above, as of September 30, 2003 there was $2,621,146 in deferred compensation outstanding, excluding employee advances and associated accrued payroll taxes. Also, pursuant to the September 30, 2003 letter agreements as amended by the Exchange Agreement, options were issued to acquire a total of 80,874 post split shares of Holdings common stock at a price per share of $6.21 per share, and a total of 33,157 shares of Holdings, at $5.81 per share, have been issued.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AssureTec Holdings Inc.

     For each director and officer of AssureTec Holdings, Inc. and AssureTec Systems, Inc., and for each person known by AssureTec Holdings to be the beneficial owner of 5% or more of the voting securities of AssureTec Holdings as of June 2005, the table below lists the beneficial ownership of AssureTec Holdings' common stock (i) after completion of the Holdings Spin-Off, and (ii) after completion of both the Holdings Spin-Off and the Systems Exchange and
(iii) taking into effect the 1-for-31 reverse stock split. AssureTec Holdings was a wholly owned subsidiary of Element 21 and no other person or entity owned any shares of AssureTec Holdings prior to the Holdings Spin-Off.

                                                       Amount and
                                                       Nature of
 Name and Address of                                   Beneficial     Percentage
   Beneficial Owner              Position              Ownership         Owned
   ----------------              --------              ---------         -----
Officers and Directors

R. Bruce Reeves, Ph.D.       AssureTec Holdings -     755,612(1,2)       35.1%
754 Straw Hill               Chairman and CEO
Manchester, NH  03104        Director
                             AssureTec Systems -
                             Chairman and CEO

Kevin T. McGuire             Assure Tec Holdings -    24,453(1,3)         1.3%
148 Robinson Road            Treasurer and Secretary
Hudson, NH  03051-3124       AssureTec Systems -
                             Treasurer and Secretary

Bruce Monk                   AssureTec Systems -      259,291(1,4)       13.2%
8 Robin Drive                Chief Technology
Hudson, NH  03051            Officer and Director
                             of subsidiary

Robert J. Schmitt            AssureTec Systems Vice   58,452(1,5)         3.0%
21 Grand Hill Road           President Business
Mont Vernon, NH 03057        Development

Richard G. Search            AssureTec Systems        32,545(1,6)         1.7%
116 Chestnut Street          Executive Vice
Upton, MA 01568              President, Engineering
                             and Product Marketing

James L. Riffer              AssureTec Systems Vice   58,972(1,7)         3.0%
24 Charles Chase Drive       President Sales and
Manchester, NH 03104         Marketing

Robert C. Babbitt            AssureTec Systems -      250,541(1,8)       11.9%
82 Hawthorne Village Road    Director
Nashua, NH  03062

Officers and Directors of                             1,439,867(1,,9)    56.4%
AssureTec Holdings, &
AssureTec Systems as a
Group (7 persons)

                                                       Amount and
                                                       Nature of
 Name and Address of                                   Beneficial     Percentage
   Beneficial Owner              Position              Ownership         Owned
   ----------------              --------              ---------         -----

Other 5% or greater owners:

Element 21 Golf Company -    Stockholder              175,284 (10)        9.2%
Nataliya  Hearn, CEO
3171 Sandwich Street
37 Windsor, Ontario
H3A P7S
Canada

R.T. Robertson Consultants   Stockholder              276,957(11)        13.8%
200 Perimeter Road
Manchester, NH  03103

Robertson Financial          Stockholder              136,774             7.2%
Advisors, LLC
200 Perimeter Rd
Manchester, NH 03103

James Barrons                Stockholder              241,935            12.6%
8236 N. 62nd Place
Paradise Valley, AZ 85253

John Tiedemann               AssureTec Systems        176,689(12)         8.6%
11 Wakefield Dr              employee
Nashua, NH 03062

Andre Dawson                 Stockholder              145,161             7.6%
10601 Southwest 72nd Ave
Miami, FL 95030

Theodore Kuklinski           AssureTec Systems        117,598(13)         5.9%
24 Hershaw Terrace           Chief Information
West Newton, MA 02465        Technologist

John & Elaine Proudman       Stockholder              96,774              5.1%
Little Westcott Farm
Westcott,Rockbeare, Exeter,
Devon
United Kingdom
EX5-2LU

      Percentage owned includes options exercisable as of August 31, 2005.

(1) "Beneficial ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition, of shares of the Common Stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase Common Stock, or other securities convertible into Common Stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Immediately prior to the Element 21 Acquisition, Dr. Reeves owned 1,344,160 shares, or approximately 49.5% of the outstanding shares of common stock of Element 21 (then BRL Holdings, Inc.). In connection with the proposed distribution of AssureTec Holdings shares to Element 21 stockholders of record on October 4, 2002 (see (10) below), Dr. Reeves will receive 2,688,320 (86,720 post split) shares of common stock of AssureTec Holdings, which represents two shares of AssureTec Holdings issued for each share of Element 21 owned by him on the record date for the distribution of Holdings shares. Stockholders who acquired shares in connection with the Element 21 Acquisition have consented to not participate in the Holdings Spin-Off. Pursuant to the Systems Exchange, Dr. Reeves received 107,548 shares of AssureTec Holdings common stock and options to acquire 139,548 shares of AssureTec Holdings common stock at a price per share of $0.50 until June 30, 2012. Additionally AssureTec Holdings Preferred Stock owned by RTRC and Advisors is convertible into 309,032 shares of AssureTec Holdings common stock. In addition to the 86,720 shares of Element 21 beneficially owned by him, Dr. Reeves is deemed to beneficially own the shares of AssureTec Holdings held by RTRC, Robertson Financial Advisors, and 8,065 shares owned by Dr. Reeves' spouse.

(3) Immediately prior to the Element 21 Acquisition, Mr. McGuire owned 61,443 shares, or approximately 2.3% of the outstanding shares of common stock of Element 21 (then BRL Holdings, Inc.). In connection with the distribution of AssureTec Holdings shares to Element 21 stockholders of record on October 4, 2002 (see (10) below), Mr. McGuire will receive 122,886 (3,964 post split) shares of common stock of AssureTec Holdings. Pursuant to the Systems Exchange, Mr. McGuire received options to acquire 8,065 shares of AssureTec Holdings common stock at a price per share of $.83 until July 1, 2009 and 6,618 options to acquire a like number of shares of Holdings common stock at a price per share of $.50 until June 30, 2012 In addition, the 18 shares of Holdings Series A-1 Preferred Stock owned by Mr. McGuire are convertible into 5,806 of AssureTec Holdings common stock.

(4) Mr. Monk owns 209,032 shares of Holdings' common stock. He received options to acquire 130,259 shares of common stock at $.50 per share until June 30, 2012, of which he exercised 80,000 during the fiscal year ended June 30, 2005.

(5) Mr. Schmitt owns 56 shares of Series A-1 Preferred Stock convertible into 18,064 shares of common stock. Mr. Schmitt also has 6,048 options to acquire common stock at $3.10 per share through April 1, 2011; 22,243 options to acquire Holdings common stock at $.50 per share exercisable until December 31, 2011; and options to acquire 12,097 shares of Holdings common stock at $3.10 per share exercisable until April 1, 2012 and options to acquire 6,048 shares of Holdings common stock at $3.10 per share exercisable until April 1, 2013.

(6) Mr. Search has options to acquire 6,048 shares of Holdings common stock at $3.10 per share; options to acquire 14,400 shares of common stock at $.50 per share exercisable until December 31, 2011; and options to acquire 10,097 shares of common stock at $3.10 per share exercisable until April 1, 2012 and options to acquire 6,048 shares of Holdings common stock at $3.10 per share exercisable until April 1, 2013.

(7) Mr. Riffer has options to acquire 6,048 shares of Holdings common stock at $3.10 per share exercisable until October 13, 2010; options to acquire 12,097 shares at $3.10 per share until October 13, 2011; options to acquire 40,827 shares at $.50 per share exercisable until December 31, 2011 and options to acquire 6,048 shares at $3.10 per share exercisable until April 13, 2012.

(8) Includes 44,677 shares of common stock and common stock equivalents owned by Mr. Babbitt. Also includes options to purchase 12,903 shares of common stock at a price per share of $3.10, exercisable until September 30, 2008, and options to purchase 22,581 shares of common stock at a price per share of $3.10 exercisable until December 31, 2011, options to purchase 19,355 shares of common stock at a price per share of $3.10 vesting through January 20, 2004, which are exercisable until December 31, 2011, options to purchase 85,402 shares of common stock at a price per share of $.50 fully vested options which are exercisable until December 31, 2011, options to purchase 22,581 shares of common stock at a price per share of $4.96 exercisable until December 31, 2011, options to purchase 24,373 shares of common stock at a price per share of $7.44 exercisable until February 12, 2010 and options to purchase 18,669 shares of common stock at a price of $10.34 exercisable until February 12, 2010.

(9)  Includes Footnotes (1)-(8).

(10) Element 21 Golf Company owns 175,284 shares (9.2%) of Holdings common stock. These shares were issued for contribution of Element 21's equity interest in Systems. Element 21 shareholders of record as of October 4, 2002 are the beneficial owners of these shares of which Dr. Reeves and his affiliates control 49.5% of these shares. Element 21 has committed to cause a distribution of these shares to these beneficial owners. Subsequent to Element 21's distribution of Holdings common stock, Element 21 will have no ownership in AssureTec Holdings and these shares will be owned by approximately 3,600 shareholders.

(11) RTRC owns 534 shares of Holdings Series A-1 Preferred Stock convertible into 172,258 shares of AssureTec Holdings common stock. RTRC also has options to acquire 104,699 shares of Holdings common stock at $.50 until December 31, 2011. Sandra J. Reeves, Dr. Reeves' spouse, owns 90 percent of RTRC.

(12) Includes 157,334 options exercisable as of August 31, 2005.

(13) Includes 99,211 options exercisable as of August 31, 2005.



Change of Control

     From inception to December 2003, Element 21 owned 100% of AssureTec Holdings' issued and outstanding common stock. Upon completion of the Holdings Spin-Off, Element 21 will own no shares of AssureTec Holdings and AssureTec Holdings will be owned by approximately 3,600 stockholders.

     Following the completion of the Holdings Spin-Off, Dr. Reeves will beneficially own 26.8 % of AssureTec Holdings common stock and securities convertible into common stock.



ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This section describes the transactions we have engaged in with our current and past directors and current and past officers and persons known by us to be the beneficial owners of 5% or more of our common stock during the past two fiscal years, other than the transactions described above in "Employment Agreements and Deferred Compensation Agreements" and in "DESCRIPTION OF BUSINESS", and in "RECENT SALES OF UNREGISTERED SECURITIES."

     Dr. Reeves, our President and a Director, and Kevin T. McGuire, our Treasurer and Secretary, have been officers, directors or investors in various companies that at one point in time have been related to AssureTec Holdings, including Element 21 Golf Company. Dr. Reeves and Mr. McGuire resigned their positions as officers of Element 21 on October 4, 2002 which was the date of the acquisition of Element 21.

     Prior to the Systems Exchange, AssureTec Holdings had 183,026 post split shares of common stock outstanding. On April 1, 2004, upon the completion of the Systems Exchange, AssureTec Holdings issued 474,717 shares and 448,127 options to shareholders of Systems. AssureTec Holdings now owns 100% of Systems. Dr. Reeves currently serves as President and director of AssureTec Holdings. Dr. Reeves also serves as Chairman and CEO of Systems and as of June 30, 2005 beneficially owns approximately 26.8% of AssureTec Holdings common stock and common stock equivalents. As described above in "Executive Compensation," Dr. Reeves currently receives a salary of $180,000 pursuant to his Employment Agreement with Systems, which salary is being deferred.

     In April 2004, Holdings commenced a private offering of its Series A-2 Preferred Stock, pursuant to which it issued 25.2 shares of Series A-2 Preferred Stock to officers of the Company and of its subsidiary for gross proceeds of $67,800 in cash and in satisfaction of a total of $184,200 of debt. The Series A-2 Preferred shares were later cancelled, upon approval of the Series A-2 holders, and exchanged for a total of 252 shares of Series A-1 Preferred Stock.

     A large percentage of the Company's obligations have been paid to date on its behalf by RT Robertson Consultants, Inc. and Robertson Financial Advisors, LLC, companies owned and controlled by Dr. Reeves and his family. The Company believes that the interest rate applied to the RTRC and Advisors obligation is on terms as favorable as those it could obtain from independent sources.

     In November 2002, a mutual agreement between Dr. Reeves and AssureTec Systems was created whereby, at the close of each quarter, any advances from Dr. Reeves made to AssureTec Systems from inception became convertible into Preferred Stock of AssureTec Systems. At the written request of AssureTec Systems, it could "Put" the cumulative balance to Dr. Reeves forcing conversion of all balances at a price of $3.10 per share (post split) in the alternative, Dr. Reeves could "Call" shares using the advances at his option at a price of $3.88 (post split) per share until cancelled in writing subject to a 30 day advance notice in writing. This mutual option was terminated on November 28, 2003.

     Effective December 31, 2003, a portion of the money owed by Systems to RTRC and Advisors was converted into 462 shares of Holdings Series A-1 Preferred Stock at the ratio of 1 share for each $1,000 of debt outstanding. This debt was converted into shares of Series A-1 Preferred Stock at the same purchase price as was previously offered to outside investors for the Series A-1 Preferred Stock. The Holdings Preferred has preferential rights, including the right to vote on an "as converted" basis on all matters on which the common stock is entitled to vote and the right to appoint three directors of AssureTec Holdings. The Holdings Preferred also has conversion rights.

     As of June 30, 2005, and after the conversion of $958,160 into 958 shares of Holdings Preferred, AssureTec Systems owed approximately $557,374 to RTRC and Advisors, entities owned by Dr. Reeves and his family. Dr. Reeves functions as President of AssureTec Holdings and Chief Executive Officer of AssureTec Systems, and performs the duties and services normally associated with these titles in accordance with the terms of this agreement. After the consummation of the Holdings Spin-Off, Element 21 will own no AssureTec Holdings stock and Dr. Reeves will own 10.6% of Holdings while RTRC and Advisors will own 16.2% of Holdings' outstanding shares of common stock and common stock equivalents. All holders of shares and options issued or exchanged in connection with the Element 21 Acquisition waived any rights with respect to the Holdings Spin-Off.

     RTRC and Advisors has provided advances to approximately 20 employees of Systems, none of whom are officers or directors of the Company, in the form of non-recourse loans between these entities and the individual employees, respectively. Repayment of these advances by the individual employees is contingent upon the payment of deferred compensation by the Company to the individual employees. As of October 31, 2005 there is approximately $37,000 of unsettled advances to employees outstanding.

     AssureTec Systems entered into a three-year lease of the building where both AssureTec Holdings and AssureTec Systems are located. The lease calls for monthly payments of $4,041 through June 2007. Both Dr. Reeves and RTRC have guaranteed the lease and no consideration was received by either party in exchange for the guarantee. The lease was extended for a period of three years.



ITEM 13  EXHIBITS

     Exhibit No.                       Exhibit Description
     -----------                       -------------------

31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2                Principal Financial Officer Certification pursuant to
                    section 302 of the Sarbanes-Oxley Act of 2002
32.1 Chief Executive Officer and Principal Financial Officer Certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Marcum & Kliegman, LLP, the Company's principal accounting firm billed the Company $100,000 for the years ended June 30, 2004, 2003 and from inception (October 2, 2001) for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB and services normally provided by Marcum & Kliegman, LLP in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003. These are the only services provided by Marcum & Kliegman, LLP for the Company.


Audit Committee Pre-Approval Policies

     The Company's sole Director, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Marcum & Kliegman, LLP. All the services performed by Marcum & Kliegman, LLP described above were pre-approved by the Board of Directors.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            ASSURETEC HOLDINGS, INC.



Date: December 2, 2005                      By: /s/ R. Bruce Reeves
                                            -----------------------
                                            R. Bruce Reeves, Ph.D.
                                            President, CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            ASSURETEC HOLDINGS, INC.



Date:  December 2, 2005                     By: /s/R. Bruce Reeves
                                            ----------------------
                                            R. Bruce Reeves, Ph.D.
                                            President, CEO and Director

                     ASSURETEC HOLDINGS, INC. and Subsidiary
                        (A Development Stage Enterprise)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                   -------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-2

Consolidated Balance Sheet as of June 30, 2004                           F-3

Consolidated Statements of Operations for the Years Ended
 June 30 2004 and 2003 and for the Period from October 2, 2001
 (Date of Inception) to June 30, 2004                                    F-4

Consolidated Statement of Stockholders' Deficiency for the
 Period From October 2, 2001 (Date of Inception) to
 June 30, 2004                                                        F-5 - F-6

Consolidated Statements of Cash Flows for the Years Ended
 June 30, 2004 and 2003 and for the Period From October 2, 2001
 (Date of Inception) to June 30, 2004                                 F-7 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
AssureTec Holdings, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of AssureTec Holdings, Inc. and Subsidiary (a Development Stage Enterprise) (the "Company") as of June 30, 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years ended June 30, 2004 and 2003 and for the period from October 2, 2001 (date of inception) to June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AssureTec Holdings, Inc. and Subsidiary (A Development Stage Enterprise) as of June 30, 2004 , and the results of its consolidated operations and its consolidated cash flows for each of the years ended June 30, 2004 and 2003 and for the period from October 2, 2001 (date of inception) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations and has a working capital deficiency as of June 30, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning those matters also are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Marcum & Kliegman LLP



January 14, 2005, except for Note 12
as to which the date is October 31, 2005


                       ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                          (A Development Stage Enterprise)

                             CONSOLIDATED BALANCE SHEET
                                    June 30, 2004



                                       ASSETS
Current Assets:
   Cash and cash equivalents                                               $     1,614
   Accounts receivable                                                           7,000
   Inventory                                                                    42,440
   Prepaid software licensing fees                                             265,696
                                                                           -----------

          Total current assets                                                 316,750

Property and equipment - net                                                    35,257
Patents                                                                         45,214
Other assets                                                                     3,544
                                                                           -----------

          Total Assets                                                     $   400,765
                                                                           ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICENCY
Current Liabilities:
   Accounts payable and accrued liabilities                                $ 1,503,414
   Accrued compensation and related payroll taxes                            3,908,123
   Notes payable - related party                                               164,265
   Advances  from affiliates                                                   206,317
                                                                           -----------

          Total current liabilities                                          5,782,119
                                                                           -----------

Commitments and Contingencies

Stockholders' Deficiency:
   Convertible Preferred stock - $0.001 par value; authorized, 5,000,000
      shares, issued and outstanding, 626 shares                                  --
   Common Stock - $0.001 par value; authorized, 100,000,000
      shares; issued and outstanding, 661,743 shares                               662
   Additional paid- in capital                                               1,845,754
   Deficit during the development stage                                     (7,227,770)
                                                                           -----------

          Total Stockholders' Deficiency                                    (5,381,354)
                                                                           -----------

          Total Liabilities and Stockholders' Deficiency                   $   400,765
                                                                           ===========



The accompanying notes are an integral part of these consolidated financial statements.


                                 ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                    (A Development Stage Enterprise)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             For the Period from
                                                                                               October 2, 2001
                                                                  For the Years Ended June 30,    (Date of
                                                                  ----------------------------  Inception) to
                                                                      2004            2003      June 30, 2004
                                                                   -----------    -----------   -------------

Net revenues                                                       $   292,975    $     9,747    $   302,722
Cost of revenues                                                       189,307          6,557        195,864
                                                                   -----------    -----------    -----------

          Gross profit                                                 103,668          3,190        106,858
                                                                   -----------    -----------    -----------

Costs and expenses:
   Selling, general and administrative (1)                           2,137,532      1,072,384      3,589,653
   Engineering, research and development (1)                         1,486,719      1,440,027      3,300,431
   Management fees - related party                                      45,000         90,000        135,000
   Consulting fees - related party                                      27,500         21,236        132,083
                                                                   -----------    -----------    -----------
                                                                     3,696,751      2,623,647      7,157,167
                                                                   -----------    -----------    -----------

          Loss from operations                                      (3,593,083)    (2,620,457)    (7,050,309)
                                                                   -----------    -----------    -----------

Other income (expense):
   Interest expense - related party                                    (51,000)       (42,000)      (100,800)
   Interest expense                                                    (76,274)       (21,903)      (102,508)
   Other income                                                         23,087          2,760         25,847
                                                                   -----------    -----------    -----------

          Net loss                                                 $(3,697,270)   $(2,681,600)   $(7,227,770)
                                                                   ===========    ===========    ===========

Net loss per share - basic and diluted                             $    (12.37)   $    (15.30)
                                                                   ===========    ===========
Weighted average shares outstanding - basic
   and diluted                                                         298,834        175,284
                                                                   ===========    ===========


  (1) Includes compensatory element of stock issuances as follows:

Selling, general and administrative                                $   538,192    $    70,237    $   609,708
Engineering, research, and development                                   5,472         53,507         58,979
                                                                   -----------    -----------    -----------

Total compensatory element of stock issuances                      $   543,664    $   123,744    $   668,687
                                                                   ===========    ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.


                                    ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                        (A Development Stage Enterprise)

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                        For the Period from October 2, 2001 (Inception) to June 30, 2004




                                                                     Preferred                    Common
                                                             -------------------------   -------------------------
                                                   Date        Shares        Amount        Shares        Amount
                                                ----------   -----------   -----------   -----------   -----------

Balance at October 2, 2001                                          --     $      --            --     $      --
--------------------------

  Issuance of common stock to founders          10/2/2001           --            --         175,284           175
  Effect of subsidiary's equity transaction
    - issuance of options to acquire shares
    of common stock for legal services
    rendered                                    6/25/2002           --            --            --            --

  Net loss                                                          --            --            --            --
                                                             -----------   -----------   -----------   -----------

Balance at June 30,2002                                             --            --         175,284           175
-----------------------

  Effect of subsidiary's equity transaction
    - issuance of shares of common stock for
    acquisition of property and equipment       11/14/2002          --            --            --            --
  Effect of subsidiary's equity transaction
    - compensatory elements of stock issuance
    of shares of common stock                   12/31/2002          --            --            --            --
  Effect of subsidiary's equity transaction
    - issuance of shares of common stock for
    net proceeds of $17,000                     3/10/2003           --            --            --            --

  Net loss                                                          --            --            --            --
                                                             -----------   -----------   -----------   -----------

Balance at June 30,2003                                             --     $      --         175,284   $       175
-----------------------                                      -----------   -----------   -----------   -----------


Table continues below.

                                                Additional                      Total
                                                  Paid-in      Accumulated   Stockholders'
                                                  Capital        Deficit      Deficiency
                                                -----------    -----------    -----------

Balance at October 2, 2001                      $      --      $      --      $      --
--------------------------

  Issuance of common stock to founders              100,546           --          100,721
  Effect of subsidiary's equity transaction
    - issuance of options to acquire shares
    of common stock for legal services
    rendered                                          1,279           --            1,279

  Net loss                                             --         (848,900)      (848,900)
                                                -----------    -----------    -----------


Balance at June 30,2002                             101,825       (848,900)      (746,900)
-----------------------

  Effect of subsidiary's equity transaction
    - issuance of shares of common stock for
    acquisition of property and equipment             9,167           --            9,167
  Effect of subsidiary's equity transaction
    - compensatory elements of stock issuance
    of shares of common stock                       123,744           --          123,744
  Effect of subsidiary's equity transaction
    - issuance of shares of common stock for
    net proceeds of $17,000                          17,000           --           17,000

  Net loss                                             --       (2,681,600)    (2,681,600)
                                                -----------    -----------    -----------


Balance at June 30,2003                         $   251,736    $(3,530,500)   $(3,278,589)
-----------------------                         -----------    -----------    -----------



The accompanying notes are an integral part of these consolidated financial statements.


                                   ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                       (A Development Stage Enterprise)

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY, Continued

                      For the Period from October 2, 2001 (Inception) to June 30, 2004



                                                                    Preferred                    Common
                                                            -------------------------   -------------------------
                                                  Date        Shares        Amount        Shares        Amount
                                               ----------   -----------   -----------   -----------   -----------

Effect of subsidiary's equity transaction
 - issuance of common stock for net proceeds   7/23/2003           --            --            --            --
Compensatory elements of stock issuance        12/31/2003          --     $      --           7,742   $         8
Effect of subsidiary's equity transaction
 - compensatory elements of stock issuance     12/31/2003          --            --            --            --
Effect of subsidiary's equity transaction
 - issuance of preferred stock for
 settlement of related party advances          12/31/2003          --            --            --            --
Effect of subsidiary's equity transaction
 - issuance of preferred stock for
 settlement of amounts owed to officers of
 the subsidiary                                12/31/2003          --            --            --            --
Effect of subsidiary's equity transaction
 - issuance of subsidiary common stock for
 settlement of accrued compensation            12/31/2003          --            --            --            --
Issuance of common stock for cash proceeds     3/4/2004            --            --           4,000             4
Forward share exchange - issuance of
 Holdings common stock for the receipt of
 Systems common stock -See Note 1              3/31/2004           --            --         474,717           475
Forward share exchange - issuance of
 Holdings preferred stock for the receipt
 and conversion of Systems preferred
 stock -See Note 1                             3/31/2004            601          --            --            --
Issuance of preferred stock for settlement
 of related party advances                     4/8/2004              19          --            --            --
Issuance of preferred stock for cash
 proceeds                                      4/8/2004               1          --            --            --
Issuance of preferred stock for net cash
 proceeds                                      4/30/2004              5          --            --            --
Net loss                                                           --            --            --            --
                                                            -----------   -----------   -----------   -----------

Balance at June 30, 2004                                            626   $      --         661,743   $       662
------------------------                                    -----------   -----------   -----------   -----------


Table continues below.

                                               Additional                      Total
                                                 Paid-in      Accumulated   Stockholders'
                                                 Capital        Deficit      Deficiency
                                               -----------    -----------    -----------

Effect of subsidiary's equity transaction
 - issuance of common stock for net proceeds        50,000           --           50,000
Compensatory elements of stock issuance        $   119,992    $      --      $   120,000
Effect of subsidiary's equity transaction
 - compensatory elements of stock issuance         423,664           --          423,664
Effect of subsidiary's equity transaction
 - issuance of preferred stock for
 settlement of related party advances              462,210           --          462,210
Effect of subsidiary's equity transaction
 - issuance of preferred stock for
 settlement of amounts owed to officers of
 the subsidiary                                     88,904           --           88,904
Effect of subsidiary's equity transaction
 - issuance of subsidiary common stock for
 settlement of accrued compensation                192,726           --          192,726
Issuance of common stock for cash proceeds          13,996           --           14,000
Forward share exchange - issuance of
 Holdings common stock for the receipt of
 Systems common stock -See Note 1                     (475)          --             --
Forward share exchange - issuance of
 Holdings preferred stock for the receipt
 and conversion of Systems preferred
 stock -See Note 1                                    --             --             --
Issuance of preferred stock for settlement
 of related party advances                         184,597           --          184,597
Issuance of preferred stock for cash
 proceeds                                           11,403           --           11,403
Issuance of preferred stock for net cash
 proceeds                                           47,001           --           47,001
Net loss                                              --       (3,697,270)    (3,697,270)
                                               -----------    -----------    -----------

Balance at June 30, 2004                       $ 1,845,754    $(7,227,770)   $(5,381,354)
------------------------                       -----------    -----------    -----------



The accompanying notes are an integral part of these consolidated financial statements.


                                  ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                                     (A Development Stage Enterprise)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             For the Period from
                                                                                               October 2, 2001
                                                                  For the Years Ended June 30,    (Date of
                                                                  ----------------------------  Inception) to
                                                                      2004            2003      June 30, 2004
                                                                   -----------    -----------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $(3,697,270)   $(2,681,600)   $(7,227,770)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                  18,506         14,126         33,588
         Compensatory element of stock issuances                       543,664        123,744        668,687
         Changes in operating assets and liabilities:
             Accounts receivable                                        (7,000)          --           (7,000)
             Inventory                                                 (42,440)          --          (42,440)
             Prepaid software license                                 (265,696)          --         (265,696)
             Other assets                                                 --               63         (3,544)
             Accounts payable and accrued liabilities                1,093,218        354,278      1,592,318
             Accrued compensation                                    2,045,866      1,770,558      4,193,114
                                                                   -----------    -----------    -----------

             Net cash used in operating activities                    (311,152)      (418,831)    (1,058,743)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase  of property and equipment                                 (11,669)        (9,616)       (59,678)
   Acquisition of  patents                                             (17,124)       (28,090)       (45,214)
                                                                   -----------    -----------    -----------

             Net cash used in investing activities                     (28,793)       (37,706)      (104,892)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of equity securities                      72,404           --           72,404
   Net proceeds from issuance of equity securities by subsidiary        50,000         17,000         67,000
   Issuance of Common Stock to founders                                   --             --          100,721
   Proceeds from notes payable - related party                            --             --           72,000
   Advances from affiliates                                            211,441        445,099        853,124
                                                                   -----------    -----------    -----------

             Net cash provided by financing activities                 333,845        462,099      1,165,249
                                                                   -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                           (6,100)         5,562          1,614

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                 7,714          2,152           --
                                                                   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     1,614    $     7,714    $     1,614
                                                                   ===========    ===========    ===========


         The accompanying notes are an integral part of these consolidated financial statements.


                                      ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                         (A Development Stage Enterprise)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      For the Period from
                                                                                                        October 2, 2001
                                                                           For the Years Ended June 30,     (Date of
                                                                           ----------------------------  Inception) to
                                                                               2004            2003      June 30, 2004
                                                                            ----------     ----------    -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                            $     --       $     --       $     --
                                                                            ==========     ==========     ==========
   Income taxes paid                                                        $     --       $     --       $     --
                                                                            ==========     ==========     ==========

   Non-Cash Investing Activities:
      Issuance of Common Stock for property and equipment                   $     --       $    9,167     $    9,167
                                                                            ==========     ==========     ==========

   Non-Cash Financing Activities:
      Conversion of accrued compensation into notes payable                 $     --       $    9,060     $   92,265
                                                                            ==========     ==========     ==========
      Issuance of subsidiary preferred stock for settlement of
         payables due to officers and employees                             $   88,904     $     --       $   88,904
                                                                            ==========     ==========     ==========
      Issuance of preferred stock for settlement of related party
         advances                                                           $  184,597     $     --       $  184,597
                                                                            ==========     ==========     ==========
      Issuance of subsidiary preferred stock for settlement of
        related party advances                                              $  462,210     $     --       $  462,210
                                                                            ==========     ==========     ==========
      Issuance of subsidiary common stock for settlement of
         accrued compensation                                               $  192,726     $     --       $  192,726
                                                                            ==========     ==========     ==========







              The accompanying notes are an integral part of these consolidated financial statements.

                                                      F-8

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Business and Operations

     The Company

     AssureTec Holdings, Inc. and Subsidiary (a development stage enterprise) (the "Company") develops integrated identity document management applications for use in government and commercial security applications. The Company's proprietary document management platform automatically reads, records and authenticates identification documents, such as passports, visas or driver's licenses, through its proprietary database software, thereby reducing the risk of human error in detecting falsified or tampered forms of identification.

     The Company has not generated significant revenues from products that have been developed to date; accordingly, the Company is considered a development stage enterprise as defined in Financial Accounting Standards Board No. 7, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate financing necessary to fund future operations.

     Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has experienced accumulated losses of approximately $7.2 million since inception. As of June 30, 2004, the Company has a working capital deficit of approximately $5.5 million. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the acceptability of its integrated identity document management applications for use in government and commercial security applications to create sales that will help the Company achieve a profitable level of operations.

     These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Business and Operations (continued)

     Going Concern (continued)

     Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. However, no assurances can be provided that the Company will obtain additional financing or achieve a profitable level of operations.

     Business Development

     On June 12, 2002, AssureTec Holdings, Inc ("ATH") was incorporated under the laws of the state of Delaware. The sole stockholder of ATH was Element 21 Golf Company ("Element 21"). Upon incorporation, Element 21 transferred certain assets and liabilities into ATH, including cash, accounts receivable and payable and all of Element 21's ownership of AssureTec Systems, Inc. (a development stage enterprise) ("ATS"). At the time of transfer, Element 21 owned approximately 34.2% of the issued and outstanding Common Stock of ATS.

     In addition, all of Element 21's ownership in three non-operating entities was transferred into ATH. The three non-operating entities were (i) Biorelease Technologies, Inc., (ii) I-Jam Entertainment, Inc. and (iii) Advanced Conductor Technologies, Inc. The ownership of these three non-operating entities was transferred to two stockholders of ATH, one of whom is the Company's chief executive officer, effective April 21, 2003 in consideration for the complete indemnification of ATH by the two stockholders of all current and future liabilities associated with these entities.

     Several individuals incorporated AssureTec Systems, Inc. (a development stage enterprise) ["ATS"] under the laws of the state of Delaware on October 2, 2001. ATS was formed to develop integrated identity document management applications for use in government and commercial security applications. Effective November 9, 2001, Element 21 acquired 100% of the issued and outstanding shares of ATS Common Stock in exchange for shares of Element 21 Common Stock. Element 21 is a Delaware corporation that, until October 2003, was doing business under the name BRL Holdings, Inc. ("BRL"). Element 21 was controlled by the same individuals who incorporated ATS This transaction was executed between Element 21 and the individual owners of ATS to provide a better means of raising capital financing to further the commercialization of both ATS and Element 21 technologies.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Business and Operations (continued)

     ATS operated as a wholly owned subsidiary of Element 21 until April 1, 2002. On April 1, 2002, Element 21 transferred approximately 65.8% of its ownership of ATS to the original individual owners of ATS in exchange for shares of Element 21 Common Stock held by these individuals. This transaction was executed as Element 21 was unsuccessful in obtaining significant capital financing for both its and ATS' technologies and Element 21 was unable to support ATS' operations as a wholly owned subsidiary.

     Basis of Presentation

     On March 10, 2004, the Company's Board of Directors authorized a 1-for-31 reverse stock split of its Common Stock and Common Stock equivalents. This reverse stock split was effective on March 10, 2004. All historical references to shares of Common Stock and price per share have been restated to reflect the 1-for-31 reverse stock split.

     On March 31, 2004, the Company completed its Common Stock and Common Stock equivalent share exchange with the individual stockholders of ATS (the "Share Exchange"). Holders of 7,358,115 shares of ATS Common Stock and options to purchase 6,945,966 shares of ATS Common Stock exchanged these securities and their associated rights for 474,717 shares of the Company's Common Stock and options to purchase 448,127 shares of the Company's Common Stock. The Share Exchange was accounted for as a common control merger. Effective as of March 31, 2004, there were no minority interests in ATS. The Company has complete ownership of the issued and outstanding shares of ATS Common Stock and Common Stock equivalents.

     The consolidated financial statements have been prepared using the historical accounting records of both ATH and ATS as the same management controlled both entities prior to the Share Exchange. The operations of ATH are limited and consist primarily of certain management costs, such as compensation and third party management and accounting services. Historical references to the Company's operations primarily consist of those transactions executed by ATS in the development of its integrated identity document management applications. See Notes 9 and 12.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies

     Principles of Consolidation - As described in Note 1, the consolidated financial statements include the accounts of ATH and ATS as the same management controls each development stage enterprise.

     For all periods presented through March 31, 2004, losses attributable to minority interest were in excess of any investment in ATS by such minority interest investors. In addition, individual entities comprising minority interest did not have any commitment to fund any losses of ATS; accordingly no minority interest is presented in the accompanying financial statements.

     All material intercompany balances and transactions have been eliminated.

     Issuance of Stock by Subsidiary - The Company's subsidiary, ATS, has issued stock to related and unrelated parties during the normal course of its business (see Note 8). As a result of these stock issuances, the Company's net investment decreases. The Company records the decrease in its Consolidated Statements of Stockholders' Deficiency as "Effect of subsidiary's equity transactions". All historical references to the shares issued by subsidiary have been restated to the March 31, 2004 share exchange.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates.

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when purchased.

     Inventory - Inventory consists of finished goods and is stated at the lower of cost or market utilizing the first-in, first-out method.

     Prepaid Software Licensing Fees - The Company has entered into an agreement with an outside vendor to provide Optical Character Recognition ("OCR") and Intelligent Character Recognition ("ICR") technologies. Under the software license agreement, the Company is obligated to purchase 2,500 units of the software to allow the Company to utilize the software with the Company's technologies. The contract calls for payments for each unit sold and/or used in marketing with the vendor's software. The term of the agreement is for a period of one year with an automatic annual renewal. At June 30, 2004, the Company has recorded as prepaid software licensing fees in the aggregate of $265,696.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     Advertising Costs - Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were deemed immaterial for the years ended June 30, 2004 and 2003, respectively.

     Shipping and handling costs - Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be immaterial during each of the reporting periods.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate fair value because of their short maturities. The fair value of the Company's notes payable and advances to related and affiliated parties are not reasonably determinable based on the related party nature of the transactions.

     Property and Equipment - Property and equipment consists primarily of computer equipment and is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (generally three to seven years) of the related assets. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, as charged to operations as incurred. Gains or losses on disposal of property and equipment are reflected in the statement of operations in the period of disposal.

     Impairment of Long-Lived Assets - The Company periodically reviews the carrying value of property and equipment to determine if events and circumstances exist indicating that the assets might be impaired. When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset's estimated future cash flows (discounted and with interest charges). If the carrying amount exceeds the asset's estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     Patents - Patents consist of unamortized patent costs. The Company capitalizes external costs such as legal fees and patent application fees it incurs until a patent is granted from the United States Patent and Trademark Office. Once a patent is granted, the Company amortizes its capitalized patent costs using the straight-line method over 17 years. At June 30, 2004, none of the Company's pending patents have been approved or granted. The Company assesses the carrying value of its patents for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended June 30, 2004 and 2003.

     Accrued Compensation - Employees and management of the Company have been deferring their earned compensation since the Company's inception due to the Company's insufficient working capital levels. The Company properly expensed these obligations and the corresponding employment taxes associated with these deferred wages and salaries as incurred. The Company has accrued interest costs at a rate of 3% per annum on the unpaid balances. Certain employees have converted their deferred compensation into unsecured, zero-interest notes payable by the Company. During the fiscal years ended June 30, 2004 and 2003, $0 and $9,060, respectively, were converted from accrued compensation to notes payable. Since inception, the Company has converted $92,265 of accrued compensation to notes payable.

     Revenue Recognition - Generally, revenue is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions are not met, which has occurred in the past, revenue is deferred until such time as all four criteria are met. Revenue from sales to integrators, value-added resellers and distributors is recognized on a "sell-through" basis, that is, when these parties report to the Company that resale of the product to the ultimate end customer has occurred.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     In general, the Company requires an upfront deposit for significant customer purchases. If the Company receives a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as deferred revenue. The Company's current arrangements with its third party integrators, value-added resellers and distributors do not provide for any rights of return, price-protection or other contingencies. The Company's general credit terms requires a 50% deposit on order and complete payment within 30 days of shipment. As of June 30, 2004 and 2003, there were no deposits for open orders.

     The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on known and estimated factors. Sales returns and allowances during each of the reporting periods have been deemed immaterial.

     To date, the Company has not established VSOE ("Vendor Specific Objective Evidence") of fair value for its software, products and services. For sales where maintenance is the only undelivered element, the Company recognized the total sale ratably over the term of the embedded maintenance period. The Company believes that it will establish VSOE of fair value for maintenance however, the exact timing is uncertain. Once VSOE of fair value for maintenance and other services is established, the Company will utilize the residual method of accounting as permitted under Statement of Position 98-9, "Modification of SOP 07-2, `Software Revenue Recognition,` With Respect to Certain Transactions," and defer the VSOE of maintenance and recognize the residual amount of the total sale as software and product revenue in the period in which the arrangement exists, the software and products are delivered and the fee is collectible. Maintenance revenue will then be recognized ratably over the maintenance period.

     Research and Development Costs - Research and development costs are expensed as incurred.

     Software Development Costs - Costs incurred prior to technological feasibility of the Company's software products are expensed as research and development costs. Certain costs incurred after technological feasibility has been established are capitalized. As of June 30, 2004 and 2003, the Company has not capitalized any software costs.

     Income Taxes - Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates. The effect of a change in rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation - The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for stock-based compensation - Transition and Disclosure, an amendment of FASB 123", issued in December 2002.

     Equity instruments issued to non-employee vendors are accounted for in accordance with the provisions of SFAS No. 123, and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter party's performance is complete.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation, In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. The Company has adopted the disclosure only requirements of SFAS No. 148.

     The Company does not maintain a formal incentive compensation plan covering its employees, directors and independent contractors. Options to purchase the Company's Common Stock vest at varying intervals, but in general, typically vest over two to four year periods. An option's maximum term is ten years. See Note 9 for additional information regarding the Company's stock options.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     The following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB No. 25, deducts the total fair value expense under SFAS No. 123 and shows the reported and pro forma earnings per share amounts:

                                                                  Years Ended June 30,
                                                                  2004           2003
                                                              -----------    -----------
     Net loss, as reported                                    $(3,697,270)   $(2,681,600)
     Add: stock-based employee compensation costs
     included in net loss, as reported                               --             --
     Less: stock-based employee compensation as
     determined under fair value based method for
     all awards                                                  (538,534)      (110,466)
                                                              -----------    -----------

     Pro forma  net loss                                      $(4,235,804)   $(2,792,066)
                                                              ===========    ===========

     Weighted average shares outstanding, basic and diluted       298,834        175,284
                                                              ===========    ===========

     Net loss per share, basic and diluted, as reported       $    (12.37)   $    (15.30)
                                                              ===========    ===========

     Net loss per share, basic and diluted, pro forma         $    (14.17)   $    (15.93)
                                                              ===========    ===========


     The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model: Key assumptions used to apply this pricing model are as follows:

                                                          2004         2003
                                                          ----         ----
      Risk-free interest rate                             3.30%        3.25%
      Expected life of option grants                    4 years      4 years
      Expected volatility of underlying stock               20%          20%

     Net Loss Per Share - Net loss per share is computed in accordance with Statement of Financial Standards No. 128, "Earnings Per Share"("SFAS No. 128"). SFAS No. 128 requires the presentation for both basic and diluted earnings per share.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if Common Stock options were exercised into Common Stock, unless the effects of such exercise would be anti-dilutive.

     Basic and diluted loss per common share are the same for 2004 and 2003 as potentially dilutive stock options and preferred stock totaling 803,014 at June 30, 2004 and 248,003 at June 30, 2003 have not been included in calculations of diluted net loss per share, as their inclusion would be anti-dilutive.

     A summary of these potentially dilutive securities are as follows:

                                                     2004       2003
                                                    -------   -------
          Options                                   558,743   248,003
          Convertible Preferred Stock -See Note 8
              Series A-1                            193,871      --
              Series A-2                             50,400      --
                                                    -------   -------
                                                    803,014   248,003
                                                    =======   =======


     Comprehensive Loss - Comprehensive loss is equal to net loss for each of the reporting periods presented.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     Recently Issued Accounting Pronouncements - In January 2003, the FASB issued FASB interpretation No. 46, "Consolidation of Variable Interest Entities". In December 2003, the FASB issued FIN No. 46 (Revised), ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation requires that the assets, liabilities, and the results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For variable interest entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after December 15, 2003, for all entities acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. In December 2003, the FASB issued Interpretation No. 46R which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. The adoption of FIN 46R did not have a material impact on the Company's results of operations or financial position.

     In April 2003, the FASB issued SFAS No 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. Management is evaluating the impact of this pronouncement on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the SFAS No. 123R will have a significant impact on the Company's overall results of operations or financial position.

     In May 2005, the FASB issued SFAS 154 "Accounting Changes and Error Corrections" a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management is evaluating the impact of this pronouncement on the Company's financial statements.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies (continued)

     In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-6). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7. "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. EITF 05-7 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). Management is evaluating the impact of this pronouncement on the Company's financial statements.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3    Inventory

     Inventory consisted of $42,440 of finished goods at June 30, 2004.

4    Property and Equipment

     Property and equipment, net at June 30, 2004 consists of the following:

                                                    2004
                                                  --------
       Computer equipment                         $ 60,475
       Furniture, fixtures and office equipment      8,370
                                                  --------
                 Total                              68,845
       Less:  accumulated depreciation             (33,588)
                                                  --------

                 Property and equipment - net     $ 35,257
                                                  ========

     Depreciation expense for the years ended June 30, 2004 and 2003 was $18,506 and $14,126, respectively.


5.   Accounts Payable and Accrued Liabilities

     Accounts Payable and Accrued Liabilities at June 30, 2004 consisted of the following:

                                            2004
                                         ----------
       Trade Payables                    $1,113,894
       Professional fees                    195,000
       Accrued Interest                     194,520
                                         ----------
                                         $1,503,414
                                         ==========

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Notes and Loans Payable to Stockholders

     The Company has issued several interest and non-interest bearing unsecured notes payable to individual stockholders of the Company. Notes payable at June 30, 2004 consisted of the following:

                                                                        2004
                                                                      --------
      Note payable to a stockholder accruing interest at 5.0% per annum. One half of the principal note balance, plus accrued interest, is payable at such time the Company raises
      additional capital financing in excess of $1.0 million
      Remaining unpaid balance is payable on demand                   $ 72,000

      Non-interest bearing notes payable to stockholders payable at such time the Company raises additional capital financing in
      excess of $1.0 million                                            92,265
                                                                      --------

                                                                      $164,265
                                                                      ========

     Interest expense of approximately $3,600 is included as part of interest expense-related party as part of the consolidated statement of operations for each of the years ended June 30, 2004 and 2003.

7.   Income Taxes

     The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $2,079,000 at June 30, 2004. The federal tax net operating loss carryforwards expire beginning in 2022. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year.

     The tax effect of significant items, comprising the Company's net deferred tax assets at June 30, 2004, is as follows:

      Deferred tax assets:
         Net operating loss carryforwards                       $ 499,000
      Valuation allowance                                        (499,000)
                                                                ---------

         Net deferred tax assets                                $    --
                                                                =========

     The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of June 30, 2004. The change in the valuation allowance in 2004 increased by approximately $231,000. The Company is delinquent in its annual tax filings.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Stockholders' Deficiency

     Equity Issuances of AssureTec Holdings

     Common Stock

     The Company has 100,000,000 authorized shares of Common Stock, $0.001 par value. At June 30, 2004, there were 661,743 shares of Common Stock issued and outstanding.

     Preferred Stock

     The Company has 5,000,000 shares of Convertible Preferred Stock, $0.001 par value, authorized, issuable in series with rights, preferences, privileges and restrictions as determined by the Board of Directors.

     Series A-1

     On August 13, 2004, ATH authorized 1,000,000 shares of its Series A-1 Convertible Preferred Stock. Each share of ATH's Series A-1 Preferred Stock is convertible into 322.58 shares of Common Stock. The holders of Series A-1 Preferred Stock shall be entitled to receive dividends out of funds legally available, therefore, at the rate of 5% of the applicable "Series A-1 Price", adjusted to reflect any stock-split, stock dividend, combination, recapitalization or reorganization occurring after the original issue date.

     In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any payment or distribution shall be made to the holders of Common Stock, the holders of Series A Preferred Stock are entitled to receive out of the assets of the Company an amount equal to the greater of (i) applicable "Series A-1 Price" per share then outstanding, plus a sum equal to all declared but unpaid dividends thereon to the date of final payment or distribution, or (ii) the pro rata amount per share of the entire assets of the Company available for distribution to the holders of all Preferred Stock and Common Stock based upon the total number of share of Common Stock then outstanding (assuming conversion into Common Stock of all series and shares of Preferred Stock); provided, however, that if the remaining assets of the Company shall be insufficient to make payment in full to all holders of Series A Preferred of the foregoing liquidation preference, then such assets shall be distributed among the holders of Series A Preferred at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. Any transaction or series of transactions which results in a change of control is deemed to be a liquidation, dissolution or winding up, unless the holders of at least 75% of the outstanding shares of ATH's Series A-1 Preferred Stock approve the transaction.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Stockholders' Deficiency (continued)

     Series A-2

     In April 2004, ATH authorized 500 shares of Series A-2 Convertible Preferred Stock, $0.001 par value. The price per share was $10,000. Each share is convertible into 2,000 shares of Common Stock. The holders of Series A-2 Preferred shall be entitled to receive dividends in the form of shares of Common Stock. Dividends shall accrue at an annual rate of 200 shares of Common Stock per share of Series A-2 Preferred Stock on a pro-rata basis based upon the Original Issue Date. In August 2004, holders of Series A-2 Preferred Stock were given rescission rights and/or rights to exchange their shares for Series A-1 Preferred Stock.

     At June 30, 2004, outstanding Series A Convertible Preferred Stock shares were as follows:

                                             Authorized             Issued
                                               Shares               Shares
                                            --------------------------------
                  Series A-1                  1,000,000              601
                  Series A-2                        500               25.2

     Preferred Stock of ATH
     ----------------------

     At March 31, 2004, the ATS shareholders of Series A Convertible Preferred Stock converted their shares into 601 shares of Series A-1 Preferred Stock of ATH (see below).

     In April 2004, ATH issued 19.6 shares of its Series A-2 Convertible Preferred Stock to the Related Party for the settlement of approximately $184,600 of debt, plus a cash payment, by the Related Party in the amount of approximately $11,400. These shares were subsequently converted to 196 shares of Series A-1 Preferred Stock in August 2004.

     In April 2004, ATH issued 5.6 shares of its Series A-2 Convertible Preferred Stock for net proceeds of $47,000. These shares were subsequently converted to 56 shares of Series A-1 Preferred Stock in August 2004.

     Common Stock of ATH
     -------------------

     In October of 2001, ATH issued to founders 175,284 shares of Common Stock for their investment in ATS formerly known as Tech Ventures.

     In December 2003, ATH issued 7,742 shares of its Common Stock for services valued at $120,000.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Stockholders' Deficiency (continued)

     In March 2004, ATH issued 4,000 shares of its Common Stock for net proceeds of $14,000.

     On March 10, 2004, the Company's Board of Directors authorized a 1-for-31 reverse stock split of its Common Stock and Common Stock equivalents. This reverse stock split was effective on March 10, 2004. All historical references to shares of Common Stock and price per share have been restated to reflect the 1-for-31 reverse stock split.

     On March 31, 2004, the Company completed its Common Stock and Common Stock equivalent share exchange with the individual stockholders of ATS (the "Share Exchange"). Holders of 7,358,115 shares of ATS Common Stock and options to purchase 6,945,966 shares of ATS Common Stock exchanged these securities and their associated rights for 474,717 shares of the Company's Common Stock and options to purchase 448,127 shares of the Company's Common Stock. Effective March 31, 2004, there were no minority interests in ATS. The Company has complete ownership of the issued and outstanding shares of ATS Common Stock and Common Stock equivalents.

     Prior to the Share Exchange, ATS granted employee stock-options to acquire 219,849, 178,710 and 200,125 (post Share Exchange) shares of Common Stock for each of the years ended June 30, 2002 and 2003 and for the period July 1, 2003 to March 31, 2004, respectively. The employee stock-options have an exercise price range from $0.001 to $19.38 (post Share Exchange) per share and the life of the options range from three to seven years. The Company did not recognize an additional charge for stock based compensation since there was no intrinsic value from the granting of the options.

     During the three months ended June 30, 2004, ATH granted employee stock-options to acquire 110,615 shares of Common Stock for services provided. The exercise prices of the employee stock-options range from $3.10 to $15.50 per share and the life of the options range from five to seven years. The Company did not recognize an additional charge for stock based compensation since there was no intrinsic value from the granting of the options.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Stockholders' Deficiency (continued)

     Equity Issuances of AssureTec Systems

     Preferred Stock of ATS
     ----------------------

     Series A

     On October 28, 2003, ATS authorized 1,000,000 shares of Series A Convertible Preferred Stock, $0.001 par value, designated as Series A. The price per share was $1,000. Each share is convertible into 5,000 shares of Common Stock of ATS. At March 31, 2004, the Shareholders of the Series A Convertible Preferred Stock converted their shares into 601 shares of Series A-1 Preferred Stock of ATH.

     In December 2003, the Related Party converted approximately $462,200 of the amounts owed into 462 shares of Series A-1 Convertible Preferred Stock.

     At December 31, 2003, officers of the Company converted approximately $89,000 of the amounts owed into 89 shares of Series A-1 Convertible Preferred Stock.

     In July 2003, a director of the Company purchased shares of ATS's Common Stock for cash proceeds of $50,000. Subsequently, in December 2003, the director converted the Common Stock into 50 shares of Series A-1 Convertible Preferred Stock.

     Common Stock of ATS
     -------------------

     In June 2002, ATS granted options to purchase 6,452 shares of its Common Stock to a non-employee for services provided. These options were fully vested at the grant date and carried an exercise price of approximately $0.001 per share. The Company recognized a stock-based compensation charge of $1,279 relating to the granting of these options. The fair value of the stock option awarded to the non-employee was calculated using the Black-Scholes method. The options vested immediately and have a life of five years.

     In November 2002, ATS issued shares of Common Stock for the acquisition of $9,167 of property and equipment.

     In March 2003, ATS issued shares of its Common Stock to an accredited investor in connection with an unregistered private placement for proceeds of $17,000 in cash.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Stockholders' Deficiency (continued)

     During the fiscal year ended June 30, 2003, ATS issued shares of its common stock to related and unrelated parties in lieu of cash compensation, primarily for services rendered on behalf of ATS. ATS recorded $123,744, in stock-based compensation relating to the issuance of these shares of its common stock for the year then ended. The value of the stock-based compensation was based on the fair value of the services received in accordance with SFAS No. 123 and EITF No. 96-18.

     In December 2003, ATS issued shares of its common stock to employees for settlement of approximately $192,700 of accrued compensation.

     During the fiscal year ended June 30, 2004, ATS issued shares of its Common Stock to related and unrelated parties in lieu of cash compensation, primarily for services rendered on behalf of ATS. ATS recorded $423,664, in stock-based compensation relating to the issuance of these shares of its Common Stock for the year then ended. The value of the stock-based compensation was based on the fair value of the services received in accordance with SFAS No. 123 and EITF No. 96-18.

9.   Stock Options

     The Company does not maintain a formal incentive compensation plan covering its employees, directors and independent contractors. Options to purchase the Company's Common Stock vest at varying intervals, but in general, typically vest over two to four year periods. An option's maximum term is ten years.

     As discussed in Note 2, the Company accounts for stock options granted to employees using the intrinsic value method in accordance with APB No. 25 and complies with the disclosure provisions of SFAS No. 123. Stock options are granted to employees at exercise prices the Company's Board of Directors believes reflects the fair value of the Company.

     The Company records stock-based compensation when it grants options to purchase its or its subsidiary's Common Stock to non-employees.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Stock Options (continued)

     The stock option activity reflected in the table below takes into effect the 1-for-31 reverse stock split and the Share Exchange.

                                        Number of      Weighted       Average
                                         Options    Exercise Price   Fair Price
                                         -------    --------------   ----------

       Outstanding July 1, 2002           70,906         $2.28          $0.49

          Granted                        178,710          9.82           2.13
          Exercised                           --            --             --
          Forfeited                      (1,613)          9.69           2.10
                                         -------         -----          -----
       Outstanding June 30, 2003         248,003         $7.66          $1.66

          Granted                        310,740          8.25           1.78
          Exercised                           --            --             --
          Forfeited                           --                           --
                                         -------         -----          -----

       Outstanding June 30, 2004         558,743         $7.99          $1.73
                                         =======         =====          =====

       Exercisable at June 30, 2003      136,587
                                         =======
       Exercisable at June 30, 2004      400,644
                                         =======


                                  Weighted Average     Weighted        Number
       Number of     Range of      Remaining Life      Average        Currently
        Options   Exercise Price     (In Years)     Exercise Price   Exercisable
        -------   --------------     ----------     --------------   -----------

        73,427        $1.55             4.1             $ 1.55          73,427
        72,582    $3.10 to $3.20        5.8             $ 3.10          18,145
       172,298    $4.00 to $7.75        4.8             $ 6.04         132,928
       214,630   $9.30 to $15.50        4.6             $12.04         167,004
        25,806        $19.38            6.6             $19.38           9,140
       -------                                                         -------
       558,743                                                         400,644
       =======                                                         =======

     Pro Forma Disclosure - SFAS No. 123 requires the disclosure of pro forma information as if the Company adopted the fair value method for grants or awards made to employees. For purposes of the pro forma disclosures, the fair value of options on their grant date was measured using the Black-Scholes option-pricing model. Forfeitures are recognized as they occur.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Commitments and Contingencies

     The Company has a non-cancelable facility lease for office space with an unrelated third party lessor, which expires on June 30 2007. Total rent expense, included as part of selling, general and administrative costs in the consolidated statement of operations, was approximately $45,200 and $58,100 for the years ended June 30, 2004 and 2003, respectively. Future minimum rental payments under the Company's non-cancelable office lease are approximately $48,000 in 2005 through 2007. The Company's chief executive officer has personally guaranteed this non-cancelable facility lease with the Company's landlord.

     Systems has employment agreements with its key executive officers. The employment agreements provide for termination without cause by providing continuance of salary. The continuation period varies from three to twelve months. The maximum amount of salary continuation under these employment agreements was approximately $531,000 at June 30, 2004. The employment agreement between Systems and its former president provided for the conversion of earned and unpaid salary into shares of Common Stock in the event that the termination is a result of the Company's inability to meet its financial obligations as they become due.

     Litigation

     In the normal course of business, the Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Related Party Transactions

     The majority of the Company's obligations have been paid to date on its behalf by RT Robertson Consultants, Inc. and Robertson Financial Advisors, LLC, companies owned and controlled by the Company's chief executive officer (the "Related Party"). At June 30, 2004, the Company owes the Related Party approximately $206,000. Effective July 1, 2002, the Company agreed to accrue interest on these amounts at 5.0% per annum. The Company recorded approximately $51,000 in 2004 and $42,000 in 2003 in interest expense - related party in the consolidated statement of operations.

     The Company believes that the interest rate applied to the Related Party obligation is on terms as favorable as those it could obtain from independent sources.

     The Related Party advanced approximately $262,000 and $450,100 in fiscal years ended June 30, 2004 and 2003, respectively, to employees of ATS in the form of non-recourse loans between the Related Party and the individual employees, respectively. Repayment of these advances by the individual employees is contingent upon the payment of deferred compensation by the Company to the individual employees.

     At December 31, 2003, the Related Party converted approximately $462,200 of the amounts owed into 462 shares of Series A-1 Convertible Preferred Stock.

     At December 31, 2003, other officers of ATS converted $88,954 of the amounts owed into 88.95 shares of Series A Convertible Preferred Stock. Additionally, a director of ATS who, in July 2003 purchased 8,710 shares of the Subsidiary's Common Stock for $50,000 converted the Common Stock into 50 shares of Series A-1 Convertible Preferred.

     In April 2004 the Related Party was issued 19.6 shares of Series A-2 Convertible Preferred Stock in settlement of liabilities of the Company owed to the Related Party in the amount of $184,597 plus a cash payment, by the Related Party in the amount of $11,403. These shares were subsequently exchanged for A-1 Convertible Preferred Stock under rescission rights granted on August 13, 2004.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Subsequent Events

     In July 2004, ATH granted 6,400 of employee stock option granted for services provided. The stock options are exercisable at $3.20 per share. ATH did not recognize additional stock based compensation since there was no intrinsic value from the granting of the options. The employee stock-options vested immediately and have a life of seven years.

     On August 13, 2004 the Company offered, in an Amended Private Placement Offering, the sale of up to 1,250 shares of Series A-1 Convertible Preferred Stock, to Accredited Investors Only, at a price of $1,000 per share (10 share minimum). In case of over-subscription, the Company may accept up to an additional 500 shares. On February 21, 2005, the Company amended the Private Placement Offering from 1,250 shares to 2,500 shares of the Company's Series A-1 Convertible Preferred Stock.

     Shareholders of Series A-2 Convertible Preferred Stock, in the aggregate of
     25.2 shares of Series A-2 Convertible Preferred Stock were given rescission rights for their Series A-2 Preferred Stock and given the option of either a refund of their purchase price or given the right to acquire Series A-1 Convertible Preferred Stock. In August 2004 all of these shareholders converted their 25.2 shares of Series A-2 Convertible Preferred Stock into 252 shares of Series A-1 Convertible Preferred Stock. Therefore, an additional 227 shares of Series A-1 Preferred Stock are transacted in addition to the previous 25 for a total of 252 Series A-1 Preferred Stock. Of these shareholders, the Related Party owned 19.6 shares of Series A-2 Convertible Preferred Stock and converted all shares into Series A-1 Convertible Preferred Stock.

     In September 2004, ATH granted 500 non-employee options exercisable at $4.00 per share for services provided. Under the Black-Scholes option valuation model the valuation of the option was approximately $1,360. The stock options vested immediately and have a life of seven years.

     During the quarter ended September 30, 2004, ATH sold 295 shares of A-1 Preferred Stock for gross proceeds of $295,000 (net cash proceeds of $267,425).

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Subsequent Events (continued)

     In December 2004, the Company's Board of Directors adopted a Stock Option Plan (the "Option Plan') authorizing the issuance of up to 1.5 million options from currently authorized but un-issued shares of Common Stock for services to the Company. Non-qualified stock options may be granted by an Option Committee designated by the Board of Directors to employees and consultants for their services to the Company. At June 30, 2005, 769,000 options have been granted in lieu of $2.2 million of deferred compensation. At June 30, 2005, the total number of options issued under this option plan is 1.3 million at an exercise price of $.50 per share, deemed by the Option Committee to be the fair market price of the Common Stock after reflecting both the senior liquidation preference of the A-1 Preferred Stock as well as the then uncertain financial condition of the Company.

     During the quarter ended December 31, 2004, the Company sold 875 shares of A-1 Preferred Stock for gross proceeds of $875,000 (net cash proceeds of $746,500).

     During the quarter ended December 31, 2004, ATH issued 300 shares of A-1 Preferred Stock for settlement of Related Party debt of $300,000.

     During the quarter ended December 31, 2004, ATH converted 860 shares of Common Stock to 19 shares of A-1 Preferred Stock. No additional consideration was received for this conversion.

     During the quarter ended December 31, 2004, an officer and employee of Systems performed an exercise of employee stock options for the settlement of debt owed to him of $40,000. The exercise price was $0.50 for 80,000 shares of Common Stock. During the quarter ended December 31, 2004, certain holders of Common Stock contributed to the Company 65,321 shares, the Company effectively retired the Common Stock.

     During the quarter ended December 31, 2004, certain holders of Common Stock contributed to the Company 1,613 shares, the Company effectively retired the Common Stock.

     During the quarter ended December 31, 2004, certain holders of Common Stock contributed to the Company 291 shares, the Company effectively retired the Common Stock.

     During the quarter ended December 31, 2004, ATH converted 4,000 shares of Common Stock to 14 shares of A-1 Preferred Stock. The transaction originally occurred during the year ended June 30, 2004 as a sale of ATH Common Stock for gross proceeds of $14,000.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Subsequent Events (continued)

     During the quarter ended December 31, 2004, an ex-employee of the subsidiary returned 72 shares of the Company Common Stock and had the shares converted to $418 of accrued compensation to participate in the settlement of accrued compensation for employee stock options. The Company retired the 72 shares of Common Stock.

     In December 2004, ATH granted 708,632 of employee stock-options exercisable at $0.50 per share for the settlement of accrued compensation of approximately $1.9 million of accrued compensation. The employee stock-options vested immediately and have a life of seven years.

     In December 2004, at the option of the stockholder, ATH retired 31,867 shares of Common Stock and granted 90,632 employee stock-options exercisable at $0.50 per share. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $236,000. The employee stock-options vested immediately and have a life of seven years.

     In December 2004 ATH granted 43,334 of employee stock-options exercisable at $0.50 per share for services provided. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $113,000. The employee stock-options vested immediately and have a life of seven years.

     In December 2004, ATH granted 68,506 of employee stock-options exercisable at $0.50 per share for the settlement of approximately $186,000 of accrued compensation. The term of the settlement is 13 months and will recognize a settlement of accrued compensation of approximately $14,350 per month. The employee stock-options vested immediately and have a life of seven years.

     During the quarter ended December 31, 2004, ATH granted 79,337 options exercisable at $0.50 per share to outside vendors for the settlement of payables of approximately $212,000. The stock options vested immediately and have a life of seven years.

     During the quarter ended December 31, 2004, ATH granted 63,214 non-employee options exercisable at $0.50 per share to outside parties for services provided. Under the Black-Scholes option valuation model the valuation of the options was approximately $172,000 which was included in stock-based compensation. The services were for consulting fees incurred for capital raising. The stock options vested immediately and have a life of seven years.

     During the quarter ended March 31, 2005, ATH sold 465 shares of A-1 Preferred Stock for gross proceeds of $465,000 (net cash proceeds of $414,950).

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Subsequent Events (continued)

     In June 2005, ATH issued 21,774 shares of Common Stock to an ex-employee and officer of the subsidiary as part of a severance package. The shares were valued at $6.20 per share and the Company recognized stock based compensation of $135,000.

     On June 20, 2005, ATH granted 3,300 of employee stock-options exercisable at $0.50 per share for services provided. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $8,600. The employee stock-options vested immediately and have a life of seven years.

     During the quarter ended June 30, 2005, ATH sold 1,050 shares of A-1 Preferred Stock for gross proceeds of $1,050,000 (net cash proceeds of $896,750).

     During the quarter ended June 30, 2005, ATH rescinded 80,874 employee stock options granted on September 30, 2003, and in their place granted 460,882 of employee stock options exercisable at $0.50 per share for services provided. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $1.2 million. The employee stock-options vested immediately and have a life of seven years.

     During the quarter ended June 30, 2005, ATH granted 74,436 options to non-employees exercisable at $0.50 per share for services provided. Under the Black-Scholes option valuation model the valuation of the options was approximately $75,760. The stock options vested immediately and have a life of seven years.

     In July 2005, the Company granted employee stock-options to acquire 16,129 shares of Common Stock exercisable at $0.50 per share for the settlement of accrued compensation of $50,000. The employee stock-options are fully vested and have a life of seven years.

     In July 2005, at the option of the stockholder, the Company retired 21,774 shares of Common Stock for consideration of $135,000 and in their place granted employee stock-options to acquire 21,838 shares of Common Stock exercisable at $0.50 per share.

     In September 2005, the Company granted employee stock-options to acquire 900 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock-options will vest over a period of three years and have a life of five years.

     During the quarter ended September 30, 2005, the Company sold 290 shares of A-1 Preferred Stock for gross proceeds of $290,000 (net cash proceeds of $252,300).

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Subsequent Events (continued)

     On September 1, 2005, the Company initiated a private placement to accredited investors only of up to $1 million of debentures with warrants to purchase Common Stock. These debentures have a six month term and bear interest at 12% annually. For each $3.00 of debentures purchased, the Company issued one warrant to purchase one share of Holdings Common Stock at $6.00 per share for a period of one year from the date of investment or upon an initial public offering by Holdings, whichever occurs earlier. This private offering raised gross proceeds of $1.125 million and net proceeds of approximately $1.035 million and in October 2005, the Company issued warrants to acquire 375,667 shares of Common Stock. The Company is evaluating the financial and accounting impact of this transaction.

     On September 15, 2005, the Company commenced a private offering to accredited investors only of up to 1,250,000 shares of Common Stock. Pursuant to this private offering, the Company is offering units for gross proceeds of $12.00 per unit. Each unit is comprised of two shares of Common Stock at $6.00 per share with one warrant to acquire one share of Common Stock at $6.00 per share, for each two shares of Common Stock purchased. The warrants issued in this offering are exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurs earlier. As of October 31, 2005, a total of 333,333 shares have been sold, and 166,667 warrants have been granted, pursuant to this offering raising gross proceeds of $2.0 million, of which $1.125 million was applied to retire the September 1, 2005 debentures. The Company is evaluating the financial and accounting impact of this transaction.

     In September 2005, the Company granted warrants to acquire 73,548 shares of Common Stock exercisable at $3.255 per share to the registered broker dealers and their assigns for services provided with capital raising efforts related to the Preferred A-1 offering. The warrants are fully vested and have a life of 5 years.

     In October 2005, the Company granted warrants to acquire 200,000 shares of Common Stock, exercisable at $6.00 per share, to a related party in exchange for a covenant not to request repayment of advances to the Company by Affiliates which were in excess of $600,000. The warrant coverage was identical to that offered to unrelated parties under the September 2005 offering of debentures. The warrants are fully vested and have a life of one year or upon an initial public offering by Holdings, whichever occurs earlier.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Subsequent Events (continued)

     In October 2005, the Company granted warrants to acquire 16,667 shares of Common Stock exercisable at $6.30 per share to the registered broker dealers and their assigns for services provided with capital raising efforts related to the September 1, 2005 debenture offering. The warrants are fully vested and have a life of 5 years.

     In October 2005, the Company granted warrants to acquire 33,333 shares of Common Stock exercisable at $6.30 per share to the registered broker dealers and their assigns for services provided with capital raising efforts related to the September 15, 2005 private offering. The warrants are fully vested and have a life of 5 years.

     In October 2005, the Company granted employee stock options to acquire 103,000 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock options will vest over a period of three years and have a life of five years.

     In October 2005, the Company sold 25 shares of A-1 Preferred Stock for gross proceeds of $25,000 (net cash proceeds of $21,750).

     In October 2005, at the option of the stockholder, the Company retired 25 of 50 shares of Preferred A-1 Stock and returned the investment of $25,000 to the former stockholder and ex-director of the Company.