Form 10KSB
period 2005-06-30
ASSURETEC HOLDINGS INC
filed 2005-12-09
CIK 1271484

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     For the fiscal year ended June 30, 2005

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

     State Issuer's revenues for its most recent fiscal year: June 30, 2005 = $767,645.00.

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

                                TABLE OF CONTENTS


PART I.........................................................................1

   ITEM 1.   DESCRIPTION OF OUR BUSINESS.......................................1
   ITEM 2    DESCRIPTION OF PROPERTY..........................................13
   ITEM 3    LEGAL PROCEEDINGS................................................13
   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13

PART II.......................................................................13

   ITEM 5    MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS..........................................................13
   ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................21
   ITEM 7    FINANCIAL STATEMENTS.............................................31
   ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................31
   ITEM 8A   CONTROLS AND PROCEDURES..........................................31
   ITEM 8B   OTHER INFORMATION................................................31

PART III......................................................................31

   ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS..........................................................31
   ITEM 10   EXECUTIVE COMPENSATION...........................................36
   ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................42
   ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................46
   ITEM 13   EXHIBITS.........................................................47
   ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................48

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

     In addition to the Chilean government, we have sold our products and services either for production usage or pilot testing for several end-users including U.S. Transportation Security Agency, U.S. Department of State, Ministry of Immigration of Australia, and multiple U.S. state and Canadian provincial motor vehicle departments. Systems has generated revenues of approximately $9,700, $290,000 and $767,000 in fiscal years ended June 30, 2003, 2004 and 2005, respectively. We are continuing to develop our business by aggressively targeting end users and major systems integrators and value-add resellers serving our target markets as described further below under "Target Markets" and "Marketing Strategy."

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



--------
(1)  www.countrywatch.com

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

     None.



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

                                                                                              Number of Securities
                                                                                             Remaining Available for
                                                                                              Future Issuance under
                               Number of Securities to be                                      Equity Compensation
                                 Issued Upon Exercise of      Weighted-Average Exercise         Plans (Excluding
                                  Outstanding Options,      Price of Outstanding Options,    Securities Reflected in
       Plan Category               Warrants and Rights           Warrants and Rights              Column (a))*
       -------------               -------------------           -------------------              ------------
                                           (a)                           (b)                           (c)
Equity compensation plans
approved by security holders                0                             0                             0

Equity compensation plans not
approved by security holders            1,292,912                       $0.50                        207,088

Total                                   1,292,912                       $0.50                        207,088

-----------------------------
* At June 30, 2005


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

     As described under "Deferred Compensation" on page 42, pursuant to the September 30, 2003 letter agreements as amended by the Exchange Agreement, options were issued to acquire a total of 80,874 post split shares of Holdings Common Stock at a price per share of $6.21 per share, and a total of 33,157 shares of Holdings, at $5.81 per share, have been issued.

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

     As described under "Securities Authorized for Issuance Under Equity Compensation Plans" on page 15, pursuant to the Company's Option Plan, at June 30, 2005, 769,000 options have been granted in lieu of $2.2 million of deferred compensation. At June 30, 2005, the total number of options issued under this option plan is 1.3 million at an exercise price of $.50 per share, deemed by the Option Committee to be the fair market price of the Common Stock at the time of issuance of the options, after reflecting both the senior liquidation preference of the Series A-1 Preferred Stock as well as the then uncertain financial condition of the Company.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition And Results of Operations should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Reports on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under "Factors Affecting Operations."

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

     Our historical results of operations and financial condition do not include any adjustments relating to the recoverability of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern. Our independent auditors' report for the fiscal year ended June 30, 2005 indicates that there is substantial doubt about our ability to continue as a going concern.


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

Results of Operations - Years Ended June 30, 2005 and 2004

     Total revenues increased in 2005 to $767,645 from $292,975 in 2004, an increase of $474,670 or 162%.

     Product revenues increased $378,485, or 139%, to $651,460 in 2005, from product revenues of $272,975 in 2004 as demand for our authentication systems increased primarily in government-driven programs. License and maintenance fees increased $96,185, or 481%, to $116,185 in 2005, from $20,000 in 2004 as revenue from annual software license and maintenance fees from an increased installed base of systems became recognizable.

     Cost of revenues in 2005 increased to $348,837 from $189,307 in 2004, representing the increased cost of the hardware, software and other related costs due to increased shipments. Gross profit from product revenues increased to $302,623 in 2005 from $83,668 in 2004 due to increased shipments.

     Total gross profit increased 304%, to $418,808 in 2005 from $103,668 in 2004. Gross profit as a percentage of revenues increased to 54% in 2005 from 35% in 2004, due to lower manufacturing costs as a result of increased volume, and the significant increase in license and maintenance fees as a percentage of total revenues.

     Selling, general and administrative expenses, consisting primarily of salaries and wages, increased $988,303, or 46%, to $3,125,835 in 2005 from $2,137,532 in 2004. The increase in selling, general and administrative expenses was primarily attributable to an increase in sales and marketing costs as the Company seeks to increase market penetration for its products and services, and increased costs associated with the issuance of stock-based compensation to employees and consultants for services provided, accounted for using the intrinsic value method in accordance with APB No. 25 and the disclosure provisions of SFAS No. 123. The compensatory element of stock issuance expense increased from $538,192 in 2004 to $1,083,095 in 2005.

     Engineering, research and development costs for 2005 increased to $2,479,868, or 67%, from $1,486,719 in 2004. The increase in engineering, research and development costs was a result primarily of increased costs associated with the issuance of stock-based compensation to employees and consultants for services provided, accounted for using the intrinsic value method in accordance with APB No. 25 and the disclosure provisions of SFAS No.
123. The compensatory element of stock issuance expense increased from $5,472 in 2004 to $856,221 in 2005.

     Related party management and consulting fees in 2005 decreased slightly to $67,708, or 7%, from $72,500 in 2004 attributable to reduced management expense of Holdings.

     Interest expense decreased to $83,625 in 2005 from $127,274 in 2004, a decrease of $43,649 or approximately 34% due to reductions in deferred compensation, notes payable, and amounts owed to the Related Party. Interest expense is inclusive of interest to Related Party and interest on employees' deferred compensation. Interest is charged to amounts due to Related Parties and on deferred compensation as well as interest recorded based on stated interest rates on notes payable by the Company to an individual stockholder. Interest rates vary from 3% to 5%.

     Other income decreased from $23,087 in 2004 to $0 in 2005. The other income in 2004 was due primarily from settlement of debt, and there were no similar transactions in 2005.

     Net loss for 2005 increased to $5,338,228, or $8.20 per share (basic and diluted), as compared to $3,697,270, or $12.37 per share (basic and diluted), in 2004. The increase of $1,640,958, or 44%, in the net loss for fiscal year 2005 from 2004 resulted primarily from increased salaries, benefits, rent and other administrative costs.


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

     As of October 31, 2005, we had sufficient cash, in our estimation, to sustain operations for a period of six months. In addition, we are currently in the process of discussing with a partner in Japan the possibility of its investing an additional $2 million in Holdings. If we are able to close this subscription and receive this $2 million, we believe the $2 million, plus the cash currently on hand, would allow us to operate for a period in excess of one year without significant revenues.

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

     Because we need to raise additional funds and these funds might not be available to us when we need them, we might need to change our business plan, sell or merge our business, or face bankruptcy. From its inception in October 2001 through June 30, 2005, we have raised a total of $2.9 million from unaffiliated investors. Further, as of this date, affiliates of Dr. Reeves have invested $958,000 in equity of the Company and have advanced the Company an additional $557,374. AssureTec Systems' employees have voluntarily agreed to defer $3.5 million in unpaid salaries and related compensation expenses, of which $2.2 million was converted in December 2004, into 769,000 options to purchase a like number of shares of Common Stock in the Company. Without this invested capital, these advances and employee deferrals, we could not have continued in business. See "Certain Relationships And Related Transactions" beginning at page 46. We will require additional capital to provide tooling for manufacturing certain hardware products and will need to spend money for travel and collateral materials in order to develop cash flow. Additional capital might not be available to us on favorable terms when required, or at all. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk that we may not survive.

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

     Our chief executive officer, who is also our sole director (9), has majority control over our Common Stock and is a major creditor, which will allow him to have significant influence over our affairs. After consummation of the reverse stock split by Holdings and the Systems Exchange, R.T. Robertson Consultants, Inc. ("RTRC') and Robertson Financial Advisors, LLC, ("Advisors") each controlled by Dr. Reeves, our CEO, owns a combined 958 shares of AssureTec Holdings' Series A-1 Preferred Stock. (The "Holdings Preferred"). Each share of the Holdings Preferred is convertible into 322.58 shares of our Common Stock and, as a result, as of June 30, 2005 these two entities beneficially owned approximately 309,032 shares, or approximately 16.2% of our Common Stock. In addition, (i) the Holdings Preferred is entitled to vote on an "as converted" basis on all matters in which the Common Stock is entitled to vote, and (ii) the holders of our Preferred Stock are entitled to elect three of up to seven directors of AssureTec Holdings. RTRC is 90% owned by Dr. Reeves' wife, Dr. Reeves is Advisors' Managing Director and controlling member and, therefore, Dr. Reeves is deemed to beneficially own the shares of stock owned by RTRC and Advisors. Taking into account the shares owned by Dr. Reeves directly, along with the shares owned by RTRC and Advisors, Dr. Reeves beneficially owns 511,365 shares, or approximately 26.8% of our Common Stock. As a result, Dr. Reeves can exercise substantial control of the affairs of AssureTec Holdings.


----------
(9) As of the date of this Amended Form 10SB, Dr. Reeves is the Company's sole director.

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


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


ITEM 8A  CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and principal financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the chief executive officer and principal financial officer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission, there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the financial reporting. However, at this time management has decided that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

     During the fiscal year 2005, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


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
and Marketing
(1)(6)

                                       37

----------------------------
(A) A portion of the salaries of the above named executive officers have been deferred until such time as the company has sufficient funds available to pay such compensation and the board of directors approves such payments.

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

     The Company has no supplemental benefits or incentive arrangements except for specific options given to employees and officers of AssureTec Systems as a part of employment agreements. As of December 10, 2003 AssureTec Holdings has 183,026 shares of Common Stock outstanding. Pursuant to the Systems Exchange, in March 2004, AssureTec Holdings issued 474,717 shares of Common Stock, 601 shares of Series A-1 Preferred Stock and 448,127 options to purchase Holdings Common
Stock.


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



ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     Marcum & Kliegman, LLP, the Company's principal accounting firm billed the Company $94,947 for the year ended June 30, 2005 for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB and services normally provided by Marcum & Kliegman, LLP in connection with statutory and regulatory filings or engagements for fiscal year 2005. These are the only services provided by Marcum & Kliegman, LLP for the Company.

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


                                         ASSURETEC HOLDINGS, INC.



Date: December 2, 2005                   By: /s/ R. Bruce Reeves
                                             -------------------
                                             R. Bruce Reeves, Ph.D.
                                             President, CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                         ASSURETEC HOLDINGS, INC.



Date: December 2, 2005                   By: /s/R. Bruce Reeves
                                             ------------------
                                             R. Bruce Reeves, Ph.D.
                                             President, CEO and Director

                     ASSURETEC HOLDINGS, INC. and Subsidiary
                        (A Development Stage Enterprise)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

Consolidated Balance Sheet as of June 30, 2005                              F-3

Consolidated Statements of Operations for the Years
Ended June 30 2005 and 2004 and for the Period from
October 2, 2001 (Date of Inception) to June 30, 2005                        F-4

Consolidated Statement of Stockholders' Deficiency
for the Period From October 2, 2001 (Date of Inception)
to June 30, 2005                                                      F-5 - F-8

Consolidated Statements of Cash Flows for the Years
Ended June 30, 2005 and 2004 and for the Period From
October 2, 2001 (Date of Inception) to June 30, 2005                 F-9 - F-10

Notes to Consolidated Financial Statements                          F-11 - F-38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
AssureTec Holdings, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of AssureTec Holdings, Inc. and Subsidiary (a Development Stage Enterprise) (the "Company") as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years ended June 30, 2005 and 2004 and for the period from October 2, 2001 (date of inception) to June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AssureTec Holdings, Inc. and Subsidiary ( A Development Stage Enterprise) as of June 30, 2005 , and the results of its consolidated operations and its consolidated cash flows for each of the years ended June 30, 2005 and 2004 and for the period from October 2, 2001 (date of inception) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations and has a working capital deficiency as of June 30, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning those matters also are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Marcum & Kliegman LLP


August 19, 2005, except for Note 12
as to which the date is October 31, 2005


                                ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                    (A Development Stage Enterprise)

                                      CONSOLIDATED BALANCE SHEET
                                             June 30, 2005


                                               ASSETS
Current Assets:
   Cash and cash equivalents                                                        $    205,118
   Accounts receivable, net of allowance for
     doubtful accounts of $41,489                                                         55,533
   Inventory                                                                              22,176
   Prepaid software licensing fees                                                       431,584
                                                                                    ------------

          Total current assets                                                           714,411

Property and equipment - net                                                              41,458
Patents                                                                                   45,214
Other assets                                                                               3,544
                                                                                    ------------

          Total Assets                                                              $    804,627
                                                                                    ============
                                   LIABILITIES AND STOCKHOLDERS' DEFICENCY
Current Liabilities:
   Accounts payable and accrued liabilities                                         $  1,443,132
   Accrued compensation and related payroll taxes                                      2,641,504
   Customer deposits                                                                      16,100
   Notes payable - related party                                                          22,810
   Advances  from affiliates                                                             557,374
                                                                                    ------------

          Total current liabilities                                                    4,680,920
                                                                                    ------------

Commitments and Contingencies                                                               --

Stockholders' Deficiency:
   Convertible Preferred stock - $0.001 par value; authorized, 5,000,000
      shares, issued and outstanding, 3,871 shares                                          --
   Common stock - $0.001 par value; authorized, 100,000,000
      shares; issued and outstanding, 659,493                                                660
   Additional paid- in capital                                                         8,775,048
   Deferred compensation                                                                 (86,003)
   Deficit accumulated during the development stage                                  (12,565,998)
                                                                                    ------------

          Total Stockholders' Deficiency                                              (3,876,293)
                                                                                    ------------

          Total Liabilities and Stockholders' Deficiency                            $    804,627
                                                                                    ============

 The accompanying notes are an integral part of these consolidated financial statements.



                                     ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                        (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            For the Period from
                                                          For the Years Ended June 30,       October 2, 2001
                                                         -------------------------------  (Date of Inception) to
                                                            2005                2004          June 30, 2005
                                                         ------------       ------------       ------------

Net revenues                                             $    767,645       $    292,975       $  1,070,367
Cost of revenues                                              348,837            189,307            544,701
                                                         ------------       ------------       ------------

          Gross profit                                        418,808            103,668            525,666
                                                         ------------       ------------       ------------

Costs and expenses:
   Selling, general and administrative (1)                  3,125,835          2,137,532          6,715,488
   Engineering, research and development (1)                2,479,868          1,486,719          5,780,299
   Management fees - related party                               --               45,000            135,000
   Consulting fees - related party                             67,708             27,500            199,791
                                                         ------------       ------------       ------------
                                                            5,673,411          3,696,751         12,830,578
                                                         ------------       ------------       ------------

          Loss from operations                             (5,254,603)        (3,593,083)       (12,304,912)
                                                         ------------       ------------       ------------

Other income (expense):
   Interest expense - related party                           (33,977)           (51,000)          (134,777)
   Interest expense                                           (49,648)           (76,274)          (152,156)
   Other income                                                  --               23,087             25,847
                                                         ------------       ------------       ------------

          Net loss                                       $ (5,338,228)      $ (3,697,270)      $(12,565,998)
                                                         ============       ============       ============

Net loss per share - basic and diluted                   $      (8.20)      $     (12.37)
                                                         ============       ============
Weighted average shares outstanding - basic
   and diluted                                                650,934            298,834
                                                         ============       ============


(1) Includes compensatory element of stock issuances as follows:


Selling, general and administrative                      $  1,083,095       $    538,192       $  1,692,803
Engineering, research, and development                        856,221              5,472            915,200
                                                         ============       ============       ============

Total compensatory element of stock issuances            $  1,939,316       $    543,664       $  2,608,003
                                                         ============       ============       ============

           The accompanying notes are an integral part of these consolidated financial statements.




                                           ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                              (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                              For the Period from October 2, 2001 (Inception) to June 30, 2005


                                                                               Preferred           Common
                                                                        ---------------------------------------------
                                                                           Date      Shares   Amount     Shares        Amount
                                                                        --------------------------------------------- -----------

Balance at October 2, 2001                                                             --    $   --          --      $   --
--------------------------

  Issuance of common stock to founders                                   10/2/2001     --        --       175,284         175
  Effect of subsidiary's equity transaction - granting of options to acquire shares of common stock for legal services
    rendered                                                             6/25/2002     --        --          --          --
Net loss                                                                               --        --          --          --
                                                                                   --------  --------    --------    ---------

Balance at June 30,2002                                                                --        --       175,284         175
-----------------------

Effect of subsidiary's equity transaction - issuance of
   shares of common stock for acquisition of property and equipment      11/14/2002    --        --          --          --
Effect of subsidiary's equity transaction
  - compensatory elements of stock issuance of shares of
  common stock                                                           12/31/2002    --        --          --          --
Effect of subsidiary's equity transaction - issuance of
  shares of common stock for net proceeds of $17,000                     3/10/2003     --        --          --          --


  Net loss                                                                             --        --          --          --
                                                                                   --------  --------    --------    ---------

Balance at June 30,2003                                                                --    $   --      $175,284    $    175
-----------------------                                                            --------  --------    --------    ---------


                           The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-5 (continued on next page)


                                          ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                              (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                              For the Period from October 2, 2001 (Inception) to June 30, 2005


                                                                            Additional                                 Total
                                                                             Paid-in       Deferred  Accumulated    Stockholders'
                                                                             Capital    Compensation  Deficit        Deficiency
                                                                          --------------------------------------------------------

Balance at October 2, 2001                                                 $      --          --     $      --      $      --


  Issuance of common stock to founders                                         100,546        --            --          100,721
  Effect of subsidiary's equity transaction - granting of options to acquire shares of common stock for legal services
    rendered                                                                     1,279        --            --            1,279
Net loss                                                                          --          --        (848,900)      (848,900)
                                                                           -----------   ---------   -----------    -----------

Balance at June 30,2002                                                        101,825        --        (848,900)      (746,900)

Effect of subsidiary's equity transaction - issuance of
   shares of common stock for acquisition of property and equipment              9,167        --            --            9,167
Effect of subsidiary's equity transaction
  - compensatory elements of stock issuance of shares of
  common stock                                                                 123,744        --            --          123,744
Effect of subsidiary's equity transaction - issuance of
  shares of common stock for net proceeds of $17,000                            17,000        --            --           17,000


  Net loss                                                                        --          --      (2,681,600)    (2,681,600)
                                                                           -----------   ---------   -----------    -----------

Balance at June 30,2003                                                    $   251,736   $    --      (3,530,500)    (3,278,589)
                                                                           -----------   ---------   -----------    -----------


                         The accompanying notes are an integral part of these consolidated financial statements.




                                          ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                            (A Development Stage Enterprise)

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued

                           For the Period from October 2, 2001 (Inception) to June 30, 2005



                                                                   Preferred                         Common
                                                             --------------------------------------------------------
                                             Date             Shares        Amount            Shares          Amount
                                          ---------------------------------------------------------------------------

Effect of subsidiary's equity
 transaction - issuance of
 common stock for net proceeds             7/23/2003             --              --              --              --
Compensatory elements of stock
 issuance                                  12/31/2003            --          $   --             7,742        $      8
Effect of subsidiary's equity
 transaction - compensatory
 elements of stock issuance                12/31/2003            --              --              --              --
Effect of subsidiary's equity
 transaction - issuance of
 preferred stock for
 settlement of related party
 advances                                  12/31/2003            --              --              --              --
Effect of subsidiary's equity
 transaction - issuance of
 preferred stock for
 settlement of amounts owed
 to officers of the
 subsidiary                                12/31/2003            --              --              --              --
Effect of subsidiary's equity
 transaction - issuance of
 subsidiary common stock for
 settlement of accrued
 compensation                              12/31/2003            --              --              --              --
Issuance of common stock for
 cash proceeds                             3/4/2004              --              --             4,000               4
Forward share exchange -
 issuance of Holdings common
 stock for the receipt of
 Systems common stock -See
 Note 1                                    3/31/2004             --              --           474,717             475
Forward share exchange -
 issuance of Holdings preferred
 stock for the receipt and
 conversion of Systems
 preferred stock -See Note 1               3/31/2004              601            --              --              --
Issuance of preferred stock
 for settlement of related
 party advances                            4/8/2004                19            --              --              --
Issuance of preferred stock
 for cash proceeds                         4/8/2004                 1            --              --              --
Issuance of preferred stock
 for net cash proceeds                     4/30/2004                5            --              --              --

Net loss                                                         --              --              --              --
                                                             --------        --------        --------        --------


Balance at June 30, 2004                                          626        $   --           661,743        $    662
                                                             --------        --------        --------        --------

                      The accompanying notes are an integral part of these consolidated financial statements.


                                                         F-6 (continued on next page)




                                          ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                            (A Development Stage Enterprise)

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued

                           For the Period from October 2, 2001 (Inception) to June 30, 2005


                                             Additional                                                    Total
                                              Paid-in               Deferred          Accumulated       Stockholders'
                                              Capital             Compensation          Deficit          Deficiency
                                             -------------------------------------------------------------------------
Effect of subsidiary's equity
 transaction - issuance of
 common stock for net proceeds               $    50,000               --                  --            $    50,000
Compensatory elements of stock
 issuance                                        119,992               --                  --                120,000
Effect of subsidiary's equity
 transaction - compensatory
 elements of stock issuance                      423,664               --                  --                423,664
Effect of subsidiary's equity
 transaction - issuance of
 preferred stock for
 settlement of related party
 advances                                        462,210               --                  --                462,210
Effect of subsidiary's equity
 transaction - issuance of
 preferred stock for
 settlement of amounts owed
 to officers of the
 subsidiary                                       88,904               --                  --                 88,904
Effect of subsidiary's equity
 transaction - issuance of
 subsidiary common stock for
 settlement of accrued
 compensation                                    192,726               --                  --                192,726
Issuance of common stock for
 cash proceeds                                    13,996               --                  --                 14,000
Forward share exchange -
 issuance of Holdings common
 stock for the receipt of
 Systems common stock -See
 Note 1                                             (475)              --                  --                   --
Forward share exchange -
 issuance of Holdings preferred
 stock for the receipt and
 conversion of Systems
 preferred stock -See Note 1                        --                 --                  --                   --
Issuance of preferred stock
 for settlement of related
 party advances                                  184,597               --                  --                184,597
Issuance of preferred stock
 for cash proceeds                                11,403               --                  --                 11,403
Issuance of preferred stock
 for net cash proceeds                            47,001               --                  --                 47,001

Net loss                                            --                 --           $(3,697,270)         $(3,697,270)
                                             -----------          ---------         -----------          -----------


Balance at June 30, 2004                     $ 1,845,754          $    --           $(7,227,770)         $(5,381,354)
                                             -----------          ---------         -----------          -----------


                        The accompanying notes are an integral part of these consolidated financial statements.




                                                  ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                                     (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued

                                     For the Period from October 2, 2001 (Inception) to June 30, 2005


                                                                                      Preferred                     Common
                                                                    Date          Shares       Amount         Shares        Amount
                                                                  -----------------------------------------------------------------

Conversion of shares of A-2 preferred stock to shares of A-1
  preferred stock originally issued April 2004                    8/31/2004           227          --            --            --
Granting of 500 non-employee stock options for services
  provided                                                        9/1/2004           --            --            --            --
Issuance of A-1 preferred stock for gross proceeds of
  $295,000                                                        9/30/2004           295          --            --            --
Issuance of A-1 preferred stock for gross proceeds of
  $875,000                                                        12/31/2004          875          --            --            --
Issuance of A-1 preferred stock for settlement of
   related party debt of $300,000                                 12/31/2004          300          --            --            --
Conversion of shares of common stock to shares of
   A-1 preferred stock                                            12/31/2004           19          --            (860)           (1)
Exercise of employee stock options for the settlement of
   debt owed                                                      12/31/2004         --            --          80,000            80
Contribution and retirement of shares to the company              12/31/2004         --            --         (65,321)          (65)
Contribution and retirement of shares to the company              12/31/2004         --            --          (1,613)           (2)
Contribtuion and retirement of shares to the company              12/31/2004         --            --            (291)         --
Conversion of shares of common stock to shares of A-1
  preferred stock for cash contribution of $14,000 in 2003        12/31/2004           14          --          (4,000)           (4)
Contribtuion and retirement of shares of common stock
  for consideration of $418 converted to accrued
  compensation                                                    12/31/2004         --            --             (72)         --
Granting of 708,632 employee stock options for the
 settlement of accrued compensation                               12/31/2004         --            --            --            --
Contribtuion and retirement of shares of common stock
   exchanged for 90,632 employee stock options                    12/31/2004         --            --         (31,867)          (32)
Granting of 90,632 employee stock options for services
  performed                                                       12/31/2004         --            --            --            --
Granting of 43,334 employee stock options for services
  performed                                                       12/31/2004         --            --            --            --
Granting of 68,506 employee stock of options for the
  settlement of accrued compensation over a term of 13 months     12/31/2004         --            --            --            --

                            The accompanying notes are an integral part of these consolidated financial statements

                                                        F-7 (continued on next page)



                                                  ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                                     (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued

                                     For the Period from October 2, 2001 (Inception) to June 30, 2005

                                                                        Additional                                  Total
                                                                        Paid-in          Deferred  Accumulated  Stockholders'
                                                                        Capital       Compensation   Deficit    Deficiency
                                                                        -----------------------------------------------------

Conversion of shares of A-2 preferred stock to shares of A-1
  preferred stock originally issued April 2004                             --               --         --            --
Granting of 500 non-employee stock options for services
  provided                                                                1,361             --                      1,361
Issuance of A-1 preferred stock for gross proceeds of $295,000          267,425             --         --         267,425
Issuance of A-1 preferred stock for gross proceeds of $875,000          746,500             --         --         746,500
Issuance of A-1 preferred stock for settlement of
   related party debt of $300,000                                       300,000             --         --         300,000
Conversion of shares of common stock to shares of
   A-1 preferred stock                                                        1             --         --            --
Exercise of employee stock options for the settlement of
 debt owed                                                               39,920             --         --          40,000
Contribution and retirement of shares to the company                         65             --         --            --
Contribution and retirement of shares to the company                          2             --         --            --
Contribtuion and retirement of shares to the company                       --               --         --            --
Conversion of shares of common stock to shares of A-1
  preferred stock for cash contribution of $14,000 in 2003                    4             --         --            --
Contribtuion and retirement of shares of common stock
  for consideration of $418 converted to accrued
  compensation                                                             (418)            --         --           (418)
Granting of 708,632 employee stock options for the
  settlement of  accrued compensation                                 1,926,214             --         --      1,926,214
Contribtuion and retirement of shares of common stock
   exchanged for 90,632 employee stock options                               32             --         --            --
Granting of 90,632 employee stock options for services
  performed                                                             235,643             --         --        235,643
Granting of 43,334 employee stock options for services
  performed                                                             112,668             --         --        112,668
Granting of 68,506 employee stock of options for the
  settlement of accrued compensation over a term of 13 months           186,336         (186,336)      --            --


                     The accompanying notes are an integral part of these consolidated financial statements.





                                                   ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                                      (A Development Stage Enterprise)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued

                                     For the Period from October 2, 2001 (Inception) to June 30, 2005


                                                                                    Preferred                       Common
                                                                Date          Shares          Amount         Shares         Amount
                                                             ----------------------------------------------------------------------

Vesting of seven months of deferred equity compensation
  for the settlement of accrued compensation                 12/31/2004           --             --             --             --
Granting of 79,337 stock options for the settlement of       12/31/2004           --             --             --             --
  vendor payables
Granting of 63,214 stock options to non-employees for        12/31/2004           --             --             --             --
  services provided
Issuance of A-1 preferred stock for gross proceeds of        3/31/2005             465           --             --             --
  $465,000
Issuance of common stock to a former officer and employee
  of the subsidiary for severance pay                        6/11/2005            --             --           21,774             22
Granting of 3,300 employee stock options for services        6/20/2005            --             --             --             --
  provided
Issuance of A-1 preferred stock for gross proceeds of        6/30/2005           1,050           --             --             --
  $1,050,000
Granting of 460,832 of employee stock options for services   6/30/2005            --             --             --             --
  provided
Granting of 74,436 of employee stock options for services    6/30/2005            --             --             --             --
  provided
Net loss                                                                          --             --             --             --
                                                                          ------------   ------------   ------------   ------------

Balance June 30, 2005                                                            3,871   $       --          659,493   $        660
                                                                          ============   ============   ============   ============


                             The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-8 (continued on next page)


                                                   ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                                      (A Development Stage Enterprise)

                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued

                                     For the Period from October 2, 2001 (Inception) to June 30, 2005


                                                                       Additional                                          Total
                                                                         Paid-in        Deferred      Accumulated      Stockholders'
                                                                         Capital      Compensation        Deficit       Deficiency
                                                                       -------------------------------------------------------------
Vesting of seven months of deferred equity compensation
  for the settlement of accrued compensation                                 --           100,333             --            100,333
Granting of 79,337 stock options for the settlement of
  vendor payables                                                         212,220            --               --            212,220
Granting of 63,214 stock options to non-employees for
  services provided                                                       172,010            --               --            172,010
Issuance of A-1 preferred stock for gross proceeds of
 $465,000                                                                 414,950            --               --            414,950
Issuance of common stock to a former officer and employee
  of the subsidiary for severance pay                                     134,978            --               --            135,000
Granting of 3,300 employee stock options for services
  provided                                                                 8,580             --               --              8,580
Issuance of A-1 preferred stock for gross proceeds of
 $1,050,000                                                               896,750            --               --            896,750
Granting of 460,832 of employee stock options for services
  provided                                                              1,198,293            --               --          1,198,293
Granting of 74,436 of employee stock options for services
  provided                                                                 75,760            --               --             75,760
Net loss                                                                     --              --         (5,338,228)      (5,338,228)
                                                                     ------------    ------------     ------------     ------------

Balance June 30, 2005                                                $  8,775,048    $    (86,003)    $(12,565,998)    $ (3,876,293)
                                                                     ============    ============     ============     ============

                            The accompanying notes are an integral part of these consolidated financial statements.




                                             ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                                (A Development Stage Enterprise)

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          For the Period from
                                                                         For the Years Ended June 30,       October 2, 2001
                                                                     ---------------------------------   (Date of Inception)
                                                                         2005                2004         to June 30, 2005
                                                                     ------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                          $ (5,338,228)      $ (3,697,270)      $(12,565,998)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                     21,754             18,506             55,342
         Compensatory element of stock issuances                        1,939,316            543,664          2,608,003
         Bad debt expense                                                  41,541               --               41,541
         Changes in operating assets and liabilities:
             Accounts receivable                                          (90,074)            (7,000)           (97,074)
             Inventory                                                     20,264            (42,440)           (22,176)
             Prepaid software license and other current assets           (165,888)          (265,696)          (431,584)
             Other assets                                                    --                 --               (3,544)
             Accounts payable and accrued liabilities                     191,937          1,093,218          1,784,255
             Customer deposits                                             16,100               --               16,100
                                                                                                           ------------
             Accrued compensation                                         676,305          2,045,866          4,869,419
                                                                     ------------       ------------       ------------

             Net cash used in operating activities                     (2,686,973)          (311,152)        (3,745,716)
                                                                     ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase  of property and equipment                                    (27,955)           (11,669)           (87,633)
   Acquisition of  patents                                                   --              (17,124)           (45,214)
                                                                     ------------       ------------       ------------

             Net cash used in investing activities                        (27,955)           (28,793)          (132,847)
                                                                     ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of equity securities                      2,325,625             72,404          2,398,029
   Net proceeds from issuance of equity securities by subsidiary             --               50,000             67,000
   Issuance of common stock to founders                                      --                 --              100,721
   Proceeds from notes payable - related party                                100               --               72,100
   Repayments of notes payable                                            (58,350)              --              (58,350)
   Advances from affiliates                                               651,057            211,441          1,504,181
                                                                     ------------       ------------       ------------

             Net cash provided by financing activities                  2,918,432            333,845          4,083,681
                                                                     ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                             203,504             (6,100)           205,118

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                                    1,614              7,714               --
                                                                     ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    205,118       $      1,614       $    205,118
                                                                     ============       ============       ============

                      The accompanying notes are an integral part of these consolidated financial statements.





                                             ASSURETEC HOLDINGS INC. AND SUBSIDIARY
                                                (A Development Stage Enterprise)

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                For the Period from
                                                                               For the Years Ended June 30,       October 2, 2001
                                                                           ---------------------------------   (Date of Inception)
                                                                               2005                2004         to June 30, 2005
                                                                           ------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                            $         --       $         --       $     --
                                                                            ==============     ==============     ==========
   Income taxes paid                                                        $         --       $         --                $
                                                                            ==============     ==============     ==========

   Non-Cash Investing Activities:
      Issuance of common stock for property and equipment                   $         --       $         --       $    9,167
                                                                            ==============     ==============     ==========
   Non-Cash Financing Activities:
      Conversion of accrued compensation (from) into notes payable          $      (83,205)    $       92,265     $    9,060
                                                                            ==============     ==============     ==========
      Issuance of subsidiary preferred stock for settlement of payables
         due to officers and employees                                      $         --       $       88,904     $   88,904
                                                                            ==============     ==============     ==========
      Issuance of preferred stock for settlement of related party
         advances                                                           $      300,000     $      184,597     $  484,597
                                                                            ==============     ==============     ==========
      Issuance of subsidiary preferred stock for settlement
         of related party advances                                          $         --       $      462,210     $  462,210
                                                                            ==============     ==============     ==========
      Issuance of subsidiary common stock for settlement of
         accrued compensation                                               $         --       $      192,726     $  192,726
                                                                            ==============     ==============     ==========
       Issuance of Common stock for the settlement of payables
         due to vendors                                                     $      252,219     $         --       $  252,219
                                                                            ==============     ==============     ==========
      Granting of options for the settlement of accrued compensation        $    1,925,796     $         --       $1,925,796
                                                                            ==============     ==============     ==========
       Vesting of deferred equity compensation for the settlement
          of accrued compensation                                           $      100,333     $         --       $  100,333
                                                                            ==============     ==============     ==========

                                                                    F-10

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

     The Company has experienced accumulated losses of approximately $12.6 million since inception. As of June 30, 2005, the Company has a working capital deficit of approximately $4.0 million. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the acceptability of its integrated identity document management applications for use in government and commercial security applications to create sales that will help the Company achieve a profitable level of operations.

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

     Prepaid Software Licensing Fees - The Company has entered into an agreement with an outside vendor to provide Optical Character Recognition ("OCR") and Intelligent Character Recognition ("ICR") technologies. Under the software license agreement, the Company is obligated to purchase 2,500 units of the software to allow the Company to utilize the software with the Company's technologies. The contract calls for payments for each unit sold and/or used in marketing with the vendor's software. The term of the agreement is for a period of one year with an automatic annual renewal. At June 30, 2005, the Company has recorded as prepaid software licensing fees in the aggregate of $431,584.

     Advertising Costs - Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were deemed immaterial for the years ended June 30, 2005 and 2004, respectively.

     Shipping and handling costs - Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be immaterial during each of the reporting periods.

                                      F-14
PAGE>


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

     Patents - Patents consist of unamortized patent costs. The Company capitalizes external costs such as legal fees and patent application fees it incurs until a patent is granted from the United States Patent and Trademark Office. Once a patent is granted, the Company amortizes its capitalized patent costs using the straight-line method over 17 years. At June 30, 2005, one of the Company's pending patents has been approved or granted (US Patent 6,785,405 B2, "Apparatus and Method for Document Reading and Authentication" issued August 31, 2004) and four are still pending. The Company assesses the carrying value of its patents for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended June 30, 2005 and 2004.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Accrued Compensation - Employees and management of the Company have been deferring their earned compensation since the Company's inception due to the Company's insufficient working capital levels. The Company properly expensed these obligations and the corresponding employment taxes associated with these deferred wages and salaries as incurred. The Company has accrued interest costs at a rate of 3% per annum on the unpaid balances. During the fiscal year ended June 30, 2005, the Company and certain note holders verbally agreed to have $83,205 of notes payable converted to accrued compensation. The Company granted approximately 769,000 employee options to acquire common stock for the settlement of approximately $2.2 million of accrued compensation.

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

     In general, the Company requires an upfront deposit for significant customer purchases. If the Company receives a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as deferred revenue. The Company's current arrangements with its third party integrators, value-added resellers and distributors do not provide for any rights of return, price-protection or other contingencies. The Company's general credit terms requires a 50% deposit on order and complete payment within 30 days of shipment. As of June 30, 2005, there was a deposit of approximately $16,100 for an open order.

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

     Revenues for the years ended June 30, 2005 and 2004 consisted of the following:

                                                             June 30,
                                                        2005            2004
                                                        ----            ----
     Product revenues                                  $651,460       $272,975
     Cost of product revenues                           348,837        189,307
                                                        -------        -------
              Gross profit from product revenues        302,623         83,668
     License and maintenance fees                       116,185         20,000
                                                        -------         ------
              Gross profit                             $418,808       $103,668
                                                       ========       ========

     Research and Development Costs - Research and development costs are expensed as incurred.

     Software Development Costs - Costs incurred prior to technological feasibility of the Company's software products are expensed as research and development costs. Certain costs incurred after technological feasibility has been established are capitalized. As of June 30, 2005 and 2004, the Company has not capitalized any software costs.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

     The following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB No. 25, deducts the total fair value expense under SFAS No. 123 and shows the reported and pro forma earnings per share amounts:


                                                                               Years Ended June 30,
                                                                              2005                2004
                                                                         -----------------------------------

     Net loss, as reported                                               $(5,338,228)           $(3,697,270)
     Add:  stock-based employee compensation costs included
                 in net loss, as reported                                  1,555,184                   --
     Less:  stock-based employee compensation as determined
                 under fair value based method for all awards             (1,775,920)              (538,534)
                                                                         -----------            -----------

     Pro forma  net loss                                                 $(5,558,964)           $(4,235,804)
                                                                         ===========            ===========

     Weighted average shares outstanding, basic and diluted                  650,934                298,834
                                                                         ===========            ===========

     Net loss per share, basic and diluted, as reported                  $     (8.20)           $    (12.37)
                                                                         ===========            ===========

     Net loss per share, basic and diluted, pro forma                    $     (8.54)           $    (14.17)
                                                                         ===========            ===========

     The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model: Key assumptions used to apply this pricing model are as follows:

                                                          2005          2004
                                                         -------------------

      Risk-free interest rate                             3.30%         3.30%
      Expected life of option grants                     4 years       4 years
      Expected volatility of underlying stock              20%           20%

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies (continued)

     Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if Common Stock options were exercised into Common Stock, unless the effects of such exercise would be antidilutive.

     Basic and diluted loss per common share are the same for 2005 and 2004 as potentially dilutive stock options and preferred stock totaling 3,151,229 at June 30, 2005 and 803,014 at June 30, 2004 have not been included in calculations of diluted net loss per share, as their inclusion would be antidilutive.

     A summary of these potentially dilutive securities are as follows:

                                                          2005           2004
                                                       ------------------------

     Options                                            1,902,522       558,743
     Convertible Preferred Stock -See Note 8
         Series A-1                                     1,248,707       193,871
         Series A-2                                                      50,400
                                                       ----------     ---------
                                                        3,151,229       803,014
                                                        =========     =========

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3    Inventory

     Inventory consisted of $22,176 of finished goods at June 30, 2005.


4    Property and Equipment

     Property and equipment, net at June 30, 2005 consists of the following:


                                                                         2005
                                                                       -------
     Computer equipment                                                $70,400
     Furniture, fixtures and office equipment                           26,400
                                                                        ------
               Total                                                    96,800
     Less:  accumulated depreciation                                   (55,342)
                                                                       -------

               Property and equipment - net                            $41,458
                                                                       =======

     Depreciation expense for the years ended June 30, 2005 and 2004 was $21,754 and $18,506, respectively.

5.   Accounts Payable and Accrued Liabilities

     Accounts Payable and Accrued Liabilities at June 30, 2005 consisted of the following:

                                                2005
                                            ------------

     Trade Payables                         $   989,901
     Professional fees                          177,500
     Accrued Interest                           275,731
                                            ------------
                                            $ 1,443,132
                                            ============

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Notes and Loans Payable to Stockholders

     The Company has issued several interest and non-interest bearing unsecured notes payable to individual stockholders of the Company. Notes payable at June 30, 2005 consisted of the following:

                                                                        2005
                                                                     ----------

     Note payable to a stockholder accruing interest
     at 5.0% per annum. One half of the principal note
     balance, plus accrued interest, is payable at
     such time the Company raises additional capital
     financing in excess of $1.0 million. Remaining
     unpaid balance is payable on demand                             $  13,650

     Non-interest bearing notes payable to stockholders
     payable at such time the Company raises additional
     capital financing in excess of $1.0 million                         9,160
                                                                     ---------

                                                                     $  22,810
                                                                     =========

     Interest expense of approximately $3,260 and $3,600 is included as part of interest expense-related party as part of the consolidated statement of operations for each of the years ended June 30, 2005 and 2004.

7.   Income Taxes

     The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $4,175,000 at June 30, 2005. The federal tax net operating loss carryforwards expire beginning in 2022. As a result of the changes in the ownership of the Company, there may be limitations on the amounts of net operating loss carryforwards that may be utilized in any one year.

     The Company's deferred tax asset at June 30, 2005, is approximately $1,670,000.

     The Company believes that uncertainty exists with respect to future realization of the deferred tax assets and has established a valuation allowance for the full amount as of June 30, 2005. The change in the valuation allowance in 2005 increased by approximately $1,171,000. The Company is delinquent in its annual tax filings.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Stockholders' Deficiency

     Equity Issuances of AssureTec Holdings

     Common Stock

     The Company has 100,000,000 authorized shares of Common Stock, $0.001 par value. At June 30, 2005, there were 659,493 shares of Common Stock issued and outstanding.

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

     At June 30, 2005, outstanding Series A Convertible Preferred Stock shares were as follows:

                                         Authorized               Issued
                                           Shares                 Shares
                                        --------------------------------
       Series A-1                         1,000,000                3,871
       Series A-2                               500                   --


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

     During the quarter ended June 30, 2005, ATH sold 1,050 shares of A-1 Preferred Stock for gross proceeds of $1,050,000. (net cash proceeds of $896,750)

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

     In July 2004, ATH granted 6,400 of employee stock-options granted for services provided. The stock options are exercisable at $3.20 per share. ATH did not recognize additional stock based compensation since there was no intrinsic value from the granting of the options. The employee stock-options vested immediately and have a life of seven years.

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

     During the quarter ended December 31, 2004, an officer and employee of the subsidiary performed an exercise of their employee stock options for the settlement of debt owed to him of $40,000. The exercise price was $0.50 for 80,000 shares of Common Stock. During the quarter ended December 31, 2004, certain holders of Common Stock contributed to the Company 65,321 shares, the Company effectively retired the Common Stock.

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

     In December 2004, ATH granted 708,632 of employee stock-options exercisable at $0.50 per share for the settlement of accrued compensation of approximately $1.9 million. The employee stock-options vested immediately and have a life of seven years.

     In December 2004, at the option of the stockholder, ATH retired 31,867 shares of Common Stock and granted 90,632 employee stock-options exercisable at $0.50 per share. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $236,000. The employee stock-options vested immediately and have a life of seven years.

     In December 2004, ATH granted 43,334 of employee stock-options exercisable at $0.50 per share for services provided. The options were valued under APB No. 25 and carried an intrinsic value amount of approximately $113,000. The employee stock-options vested immediately and have a life of seven years.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Stockholders' Deficiency (continued)

     In December 2004, ATH granted 68,506 of employee stock-options exercisable at $0.50 per share for the settlement of approximately $186,000 of accrued compensation. The term of the settlement is 13 months and the Company will recognize a settlement of accrued compensation of approximately $14,350 per month. As of June 30, 2005, $100,333 has been vested to accrued compensation and additional paid in capital. The employee stock-options vested immediately and have a life of seven years.

     During the quarter ended December 31, 2004, ATH granted 79,337 options exercisable at $0.50 per share to outside vendors for the settlement of payables of approximately $212,000. The stock options vested immediately and have a life of seven years.

     During the quarter ended December 31, 2004, ATH granted 63,214 non-employee stock options exercisable at $0.50 per share to outside parties for services provided. Under the Black-Scholes option valuation model the valuation of the options was approximately $172,000 which was included in stock-based compensation. The services were for consulting fees incurred for capital raising. The stock options vested immediately and have a life of seven years.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Stock Options (continued)

     The stock option activity reflected in the table below takes into effect the 1-for-31 reverse stock split and the Share Exchange.

                                              Number of                Weighted               Average
                                               Options               Exercise Price          Fair Price
                                               -------               --------------          ----------

Outstanding July 1, 2003                       248,003                 $    7.66             $   1.66

   Granted                                     310,740                      8.25                 1.78
   Exercised                                      --
   Forfeited                                      --                     --                   --
                                            ----------                 ---------             --------
Outstanding June 30, 2004                      558,743                 $    7.99             $   1.73

   Granted                                   1,599,173                      0.63                 2.63
   Exercised                                   (80,000)                     0.50                 2.72
   Forfeited                                  (175,394)                $   11.15             $   2.42
                                            ----------                 ---------             --------
Outstanding June 30, 2005                    1,902,522                 $    1.83             $   2.25
                                            ==========                 =========             ========

Exercisable at June 30, 2004                   400,644
                                            ==========
Exercisable at June 30, 2005                 1,853,233
                                            ==========

                                            Weighted Average        Weighted          Number
    Number of             Range of           Remaining Life         Average          Currently
     Options           Exercise Price          (In Years)        Exercise Price     Exercisable
     -------           --------------          ----------        --------------     -----------

  1,511,264            $0.00 to $1.55             6.5                $ 0.55         1,511,264
    150,537             $3.10 to $3.20            6.4                $ 3.10           132,392
    140,620             $4.00 to $7.75            4.7                $ 5.96           121,605
     81,432           $9.30 to $15.50             5.4                $12.06            76,693
     18,669                $19.38                 6.6                $19.38            11,279
  ---------                                                                         ---------

  1,902,522                                                                         1,853,233
  =========                                                                         =========

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Commitments and Contingencies

     The Company has a non-cancelable facility lease for office space with an unrelated third party lessor, which expires on June 30 2007. Total rent expense, included as part of selling, general and administrative costs in the consolidated statement of operations, was approximately $48,400 and $45,200 for the years ended June 30, 2005 and 2004, respectively. Future minimum rental payments under the Company's non-cancelable office lease are approximately $48,000 in 2006 through 2007. The Company's chief executive officer has personally guaranteed this non-cancelable facility lease with the Company's landlord.

     Systems has employment agreements with its key executive officers. The employment agreements provide for termination without cause by providing continuance of salary. The continuation period varies from three to twelve months. The maximum amount of salary continuation under these employment agreements was approximately $387,000 at June 30, 2005. The employment agreement between Systems and its former president provided for the conversion of earned and unpaid salary into shares of Common Stock in the event that the termination is a result of the Company's inability to meet its financial obligations as they become due.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Related Party Transactions

     The majority of the Company's obligations have been paid to date on its behalf by RT Robertson Consultants, Inc. and Robertson Financial Advisors, LLC, companies owned and controlled by the Company's chief executive officer (the "Related Party"). At June 30, 2005, the Company owes the Related Party approximately $557,400. Effective July 1, 2002, the Company agreed to accrue interest on these amounts at 5.0% per annum. The Company recorded approximately $34,000 in 2005 and $51,000 in 2004 in interest expense - related party in the consolidated statement of operations.

     The Company believes that the interest rate applied to the Related Party obligation is on terms as favorable as those it could obtain from independent sources.

     The Related Party advanced approximately $0 and $262,000 in fiscal years ended June 30, 2005 and 2004, respectively, to employees of ATS in the form of non-recourse loans between the Related Party and the individual employees, respectively. Repayment of these advances by the individual employees is contingent upon the payment of deferred compensation by the Company to the individual employees.

     At December 31, 2003, the Related Party converted approximately $462,200 of the amounts owed into 462 shares of Series A-1 Convertible Preferred Stock.

     At December 31, 2003, other officers of ATS converted $88,954 of the amounts owed into 88.95 shares of Series A Convertible Preferred Stock. Additionally, a director of ATS who, in July 2003 purchased 8,710 shares of Common Stock for $50,000 converted the Common Stock into 50 shares of Series A-1 Convertible Preferred Stock

     In April 2004 the Related Party was issued 19.6 shares of Series A-2 Convertible Preferred Stock in settlement of liabilities of the Company owed to the Related Party in the amount of $184,597 plus a cash payment, by the Related Party in the amount of $11,403. These shares were subsequently exchanged for A-1 Convertible Preferred Stock under rescission rights granted on August 13, 2004.

     In August 2004, the Related Party was issued 300 shares of Series A-1 Convertible Preferred Stock, in settlement of $300,000 debt owed by the Company to the Related Party, under terms identical to those offered to unrelated parties in the August 2004 Private Placement.

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