Form 10QSB
period 2005-09-30
ASSURETEC HOLDINGS INC
filed 2006-02-21
CIK 1271484

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For  the  transition period from _________________ to _________________


                          Commission File No. 000-50506

                            ASSURETEC Holdings, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                           20-0007441
-------------------------------                        ------------------------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]


State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. As of February 15, 2006, there were 971,069 shares of common stock of the Issuer outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [  ] No [X]

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION..................................................3

ITEM 1         Condensed Consolidated Financial Statements....................3
       CONDENSED CONSOLIDATED BALANCE SHEET...................................4
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS........................5
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS........................6
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................8

   ITEM 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................20

   ITEM 3   Controls and Procedures..........................................26


PART II OTHER INFORMATION....................................................27

   ITEM 1   Legal Proceedings................................................27

   ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds......27

   ITEM 3   Defaults Upon Senior Securities..................................29

   ITEM 4   Submission of Matters to a Vote of Security Holders..............29

   ITEM 5   Other Information................................................29

   ITEM 6   Exhibits.........................................................29

   SIGNATURES ...............................................................30

                          PART I FINANCIAL INFORMATION

ITEM 1 Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the registrant without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the registrant's Report on Form 10-KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.

                     ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               September 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash                                                            $    514,149
   Accounts receivable, net of an allowance for doubtful
   accounts of $41,489                                                   93,021
   Inventory                                                            100,464
   Prepaid software licensing fees                                      427,360
                                                                   ------------

          Total current assets                                        1,134,994

Property and equipment - net                                             41,450
Patents - net                                                            66,263
Deferred financing costs - net                                           66,667
Other assets                                                             11,254
                                                                   ------------

          Total Assets                                             $  1,320,628
                                                                   ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable and accrued liabilities                           1,269,410
   Accrued compensation and related payroll taxes                     2,563,952
   Customer deposits                                                     16,100
   Deferred license revenue                                              28,200
   Debentures, net of debt discount of $150,262                         849,738
   Notes payable - related party                                         22,810
   Due to related parties                                               831,621
                                                                   ------------

          Total current liabilities                                $  5,581,831
                                                                   ------------

Commitments and Contingencies

Stockholders' Deficiency:
  Convertible Preferred stock - $0.001 par value;
      authorized 5,000,000 shares; issued and outstanding
      4,161 shares, (liquidation preference $4,161,000)                    --
   Common stock-$0.001par value; authorized,100,000,000 shares;
      issued and outstanding 637,719 shares                                 638
   Additional paid-in capital                                        10,571,404
   Deferred compensation                                                (43,002)
   Accumulated deficit                                              (14,790,243)
                                                                   ------------

          Total Stockholders' Deficiency                             (4,261,203)
                                                                   ------------
          Total Liabilities and Stockholders' Deficiency           $  1,320,628
                                                                   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (Unaudited)
                                                     For the Three Months Ended
                                                           September 30,
                                                    ----------------------------
                                                        2005            2004
                                                    ---------------------------

Net revenues                                        $   105,525     $    16,600
Cost of revenues                                         50,824           7,557
                                                    -----------     -----------

          Gross profit                                   54,701           9,043
                                                    -----------     -----------

Costs and expenses:
   Selling, general and administrative (1)            1,027,511         355,616
   Engineering, research and development (1)          1,123,272         566,196
                                                    -----------     -----------

Total costs and expenses                              2,150,783         921,812
                                                    -----------     -----------

          Loss from operations                       (2,096,082)       (912,769)
                                                    -----------     -----------

Other income (expense):
   Interest expense - related party                      (8,726)        (10,685)
   Interest expense                                     (69,101)        (28,321)
   Other income                                             156             204
                                                    -----------     -----------

          Net loss                                  $(2,173,753)    $  (951,571)
                                                    -----------     -----------

Preferred stock dividends                           $   (50,492)    $      --
                                                    -----------     -----------

Net loss attributable to common stockholders        $(2,224,245)    $  (951,571)
                                                    ===========     ===========

Basic and diluted loss per common share             $     (3.49)    $     (1.44)
                                                    ===========     ===========
Weighted average shares outstanding - basic
   and diluted                                          637,719         661,743
                                                    ===========     ===========


(1) Includes stock based compensation:

Selling, general and administrative                 $   526,630     $      --
Engineering, research and development                   787,089           1,361
                                                    -----------     -----------

                                                    $ 1,313,719     $     1,361
                                                    ===========     ===========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                               ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 (Unaudited)

                                                                        For the Three Months Ended
                                                                                September 30,
                                                                    ------------------------------------
                                                                        2005                    2004
                                                                    ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(2,173,753)            $  (951,571)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                    6,610                   4,631
         Compensatory element of stock issuances                      1,313,719                   1,361
         Accretion of debt discount                                      30,053                    --
         Amortization of deferred financing costs                        23,333                    --
   Changes in operating assets and liabilities:
         Accounts receivable                                            (37,488)                (16,600)
         Inventory                                                      (78,288)                  6,600
         Prepaid software licensing fees                                  4,224                (201,024)
         Other current assets and other assets                           (7,710)                   --
         Accounts payable and accrued liabilities                        33,035                 384,770
         Accrued compensation                                            15,448                  63,273
         Deferred license revenue                                        28,200                    --
                                                                    -----------             -----------

             Net cash used in operating activities                     (842,617)               (708,560)
                                                                    -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (5,692)                   (600)
   Acquisition of patents                                               (21,954)                   --
                                                                    -----------             -----------

             Net cash used in investing activities                      (27,646)                   (600)
                                                                    -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common and preferred stock             252,300                 267,425
   Proceeds from issuance of debentures                               1,125,000                    --
   Repayment of debentures                                             (125,000)                   --
   Fees paid from issuance of debentures                                (80,000)                   --
   Proceeds from notes payable - related party                             --                       100
   Advances from affiliates                                               6,994                 441,471
                                                                    -----------             -----------

             Net cash provided by financing activities                1,179,294                 708,996
                                                                    -----------             -----------

NET INCREASE (DECREASE) IN CASH                                         309,031                    (164)

CASH, BEGINNING OF PERIOD                                               205,118                   1,614
                                                                    -----------             -----------

CASH, END OF PERIOD                                                 $   514,149             $     1,450
                                                                    ===========             ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.





                                   ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Continued)


                                                                                         (Unaudited)

                                                                                 For the Three Months Ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                   2005               2004
                                                                                ----------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                $    1,000           $  --
                                                                                ==========           =======
   Income taxes paid                                                            $     --             $  --
                                                                                ==========           =======

   Non-Cash Financing Activities:
      Conversion of notes payable into accrued compensation                     $     --             $83,205
                                                                                ==========           =======
      Granting of warrants in connection with the issuance of debentures        $  180,315           $  --
                                                                                ==========           =======
      Granting of options for the settlement of accrued compensation            $   50,000           $  --
                                                                                ==========           =======
      Amortization of the deferred compensation for the settlement
       of accrued compensation                                                  $   43,001           $  --
                                                                                ==========           =======






















The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)

NOTE 1.  Nature of Business and Operations

The Company

     AssureTec Holdings, Inc. through its subsidiary, AssureTec Systems, Inc., (collectively the "Company") develops integrated identity document management applications for use in government and commercial security applications. The Company's proprietary document management platform automatically reads, records and authenticates identification documents, such as passports, visas or driver's licenses, through its proprietary database software, thereby reducing the risk of human error in detecting falsified or tampered forms of identification.

     Effective July 1, 2005, the Company is no longer a development stage company as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting For Development Stage Companies."

Going Concern Uncertainty

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses of approximately $14.8 million since inception. As of September 30, 2005, the Company has a working capital deficit of approximately $4.4 million. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the acceptability of its integrated identity document management applications for use in government and commercial security applications to create sales that will help the Company achieve a profitable level of operations.

     These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management is actively pursuing additional equity and/or debt financing. The Company amended the terms of its September 2005 Debenture offering (see Notes 3 and 8 below) to increase the maximum amount of financing to be raised from $1.125 million to $1.650 million. The Company also extended the terms of the exercise periods on warrants offered under both the Debenture offering and the September 2005 Private Placement offering of up to 1,250,000 shares of Common Stock (see Notes 5 and 8 below). The Company believes the extended terms of the warrants better reflect current market expectations by potential investors and may improve the ability of the Company to complete these offerings. Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development of its technologies and expand the marketing efforts to build demand for our products. However, no assurances can be provided that the Company will obtain additional financing or achieve a profitable level of operations.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 1.  Nature of Business and Operations (continued)

     Sales and marketing activities are gaining market penetration for our products and services and, based on current forecasts from our sales channels, we expect our revenues to increase significantly over the next six to twelve months, although there can be no assurance this will happen. We have reduced operating expenses while attempting to maintain our technology development and sales development activities. With our gross margins averaging in the range of 45% to 50% of revenues, any increase from recent levels in revenue generation will move us toward profitable operations, however, there can be no assurance that we can maintain gross margins within this range.

NOTE 2.  Summary of Significant Accounting Policies

     Basis of Presentation -The condensed consolidated financial statements have been prepared using the accounting records of AssureTec Holdings, Inc. ("ATH") and its wholly owned subsidiary, AssureTec Systems, Inc. ("ATS") (collectively, the "Company"). The accompanying financial data as of September 30, 2005 and for the three months ended September 30, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2005 as filed on December 9, 2005.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2005 and for the three months ended September 30, 2005 and 2004, respectively, have been made. The results of operation for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

     Principles of Consolidation - As described in Note 1, the condensed consolidated financial statements include the accounts of ATH and ATS. All material intercompany balances and transactions have been eliminated.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 2.  Summary of Significant Accounting Policies (continued)


     Accrued Compensation - Certain employees and management of the Company have been deferring their earned compensation since the Company's inception due to the Company's insufficient working capital levels. The Company properly expensed these obligations and the corresponding employment taxes associated with these deferred wages and salaries as incurred. The Company has accrued interest costs at a rate of 3% per annum on the unpaid balances. During the three months ended September 30, 2005 the Company granted employee stock options to acquire 16,129 shares of common stock for the settlement of $50,000 of accrued compensation. (See NOTE 5).

     Revenue Recognition - The Company recognizes revenue in accordance with guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements".

     Product Revenues
     Generally, revenue is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions are not met, which has occurred in the past, revenue is deferred until such time as all four criteria are met.

     In general, the Company requires an upfront deposit for significant customer purchases. If the Company receives a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as deferred revenue. The Company's current arrangements with its third party integrators, value-added resellers and distributors generally do not provide for any rights of return, price-protection or other contingencies. The Company's general credit terms requires a 50% deposit on order and complete payment within 30 days of shipment. At September 30, 2005 there was a deposit of $16,100 for an open order.

     The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on known and estimated factors. Sales returns and allowances during each of the reporting periods have been deemed immaterial.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 2.  Summary of Significant Accounting Policies (continued)

     License and Maintenance Fees
     Fees from the sale of license and maintenance contracts are recognized ratably over the term of the contract, usually one year.

     The Company has not had any sales with undeliverable elements for the three months ended September 30, 2005.

Revenues for the three months ended September 30, 2005 and 2004 consisted of the following:

                                                        September 30,
                                                      2005          2004
                                                      ----         ----
      Product revenues                               $84,425       $16,600
      Cost of product revenues                        50,824         7,557
                                                     -------       -------
      Gross profit from product revenues              33,601         9,043
      License and maintenance fees                    21,100          --
                                                     -------       -------
      Gross profit                                   $54,701       $ 9,043
                                                     =======       =======

     Product Warranties - The Company sells its products with a product warranty that provides repairs to the hardware and software components outside of normal wear and tear at no cost. The length of coverage is from ninety days up to one year. The Company accrues its estimated exposure to warranty claims based upon historical warranty claim costs as a percentage of sales. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates. For the three months ended September 30, 2005 warranty claims were deemed immaterial.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 2.  Summary of Significant Accounting Policies (continued)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure - an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation, In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. The Company adopted the increased disclosure requirements of SFAS No. 148 during the year ended June 30, 2003.

     The Company does not maintain a formal incentive compensation plan covering its employees, directors and independent contractors. Options to purchase the Company's Common Stock vest at varying intervals, but in general, typically vest over two to four year periods. An option's maximum term is ten years.

     The following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB No. 25, deducts the total fair value expense under SFAS No. 123, and shows the reported and pro forma earnings per share amounts:

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                             2005                     2004
                                                                         ------------------------------------

Net loss attributable to common stockholders, as reported                $(2,224,245)             $  (951,571)
Add:  stock-based employee compensation costs
  included in net loss, as reported                                           56,779                     --
Less:  stock-based employee compensation as
determined under fair value based method for all awards                      (65,369)                 (28,309)
Fair value adjustment for variable accounting of
employee stock options included in net loss, as reported
                                                                           1,336,558                     --
                                                                         -----------              -----------

Pro forma net loss attributable to common stockholders                   $  (896,277)             $  (979,880)
                                                                         ===========              ===========

Weighted average shares outstanding, basic and diluted                       637,719                  661,743
                                                                         ===========              ===========

Net loss per share, basic and diluted, as reported                       $     (3.49)             $     (1.44)
                                                                         ===========              ===========

Net loss per share, basic and diluted, pro forma                         $     (1.41)             $     (1.48)
                                                                         ===========              ===========

     The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model are as follows:

                                                         2005           2004
                                                    ----------------------------

Risk-free interest rate                                  4.0%           3.30%
Expected life of option grants                       5 to 7 years      4 years
Expected volatility of underlying stock                   20%            20%

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 2.  Summary of Significant Accounting Policies (continued)

     Net Loss Per Share - Net loss per share is computed in accordance with Statement of Financial Standards No. 128, "Earnings Per Share"("SFAS No. 128"). SFAS No. 128 requires the presentation for both basic and diluted earnings per share.

     Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common stock options and warrants were exercised into common stock, unless the effects of such exercise would be antidilutive.

     Basic and diluted loss per common share are the same for 2005 and 2004 as potentially dilutive stock options, preferred stock, and warrants totaling 3,730,939 at September 30, 2005 and 935,964 at September 30, 2004 have not been included in calculations of diluted net loss per share, as their inclusion would be antidilutive.

A summary of these potentially dilutive securities are as follows:

                                                              September 30,
                                                           2005           2004
                                                        ------------------------

Options                                                 1,939,469        565,642
Warrants                                                  449,215           --
Convertible Preferred Stock -See Note 5
    Series A-1                                          1,342,255        370,322
    Series A-2                                               --             --
                                                        ---------      ---------
                                                        3,730,939        935,964
                                                        =========      =========


NOTE 3.  Debentures

     In September 2005 the Company issued $1,125,000 of debentures. These debentures have a six month term and bear interest at 12% annually. For each $3.00 of debentures purchased, the Company granted one warrant to purchase one share of Common Stock at $6.00 per share for a period of one year from the date of investment or upon an initial public offering, whichever occurs earlier. The Company granted warrants to acquire 375,667 shares of Common Stock. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of $180,315 which will accrete to interest expense over the life of the debt.

     The Company incurred fees of approximately $90,000 for the acquisition of the debentures. These costs have been capitalized and will be amortized to interest expense over the life of the debt. There was $23,333 amortized during the three month period ended September 30, 2005.

     The Company repaid $125,000 of the debentures during the three months ended September 30, 2005, The remaining balance was repaid with proceeds received from the September 15, 2005 Private Placement during the three months ended December 31, 2005, as discussed in Note 5.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 4.  Accounts Payable and Accrued Liabilities

     Accounts Payable and Accrued Liabilities at September 30, 2005 consisted of the following:

                                                          September 30,
                                                              2005
                                                           ----------

      Trade Payables                                       $  860,390
      Professional Fees                                       197,315
      Accrued Interest                                        163,189
      Accrued Dividends Payable                                38,516
      Accrued Commissions                                      10,000
                                                           ----------

                                                           $1,269,410
                                                           ==========

NOTE 5.  Stockholders' Deficiency

     Common Stock

     The Company has 100,000,000 authorized shares of common stock, $0.001 par value. At September 30, 2005, there were 637,719 shares of common stock issued and outstanding.

     On September 15, 2005, the Company commenced a private offering to accredited investors only of up to 1,250,000 shares of Common Stock. Pursuant to this private offering, the Company is offering units for gross proceeds of $12.00 per unit. Each unit is comprised of two shares of Common Stock at $6.00 per share with one warrant to acquire one share of Common Stock at $6.00 per share, for each two shares of Common Stock purchased. The warrants granted in this offering were initially exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurred earlier. As of December 31, 2005, a total of 333,350 shares have been sold, and 166,675 warrants have been granted, pursuant to this offering raising gross proceeds of $2.0 million, of which $1.125 million was applied to retire the September 1, 2005 debentures.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 5.  Stockholders' Deficiency (continued)

     Convertible Preferred Stock

     The Company has 5,000,000 shares of Convertible Preferred Stock, $0.001 par value, authorized, issuable in series with rights, preferences, privileges and restrictions as determined by the Board of Directors.

     Series A-1
     On August 13, 2004, ATH authorized 1,000,000 shares of its Series A-1 Convertible Preferred Stock. Each share of ATH's Series A-1 Convertible Preferred Stock is convertible into 322.58 shares of Common Stock. The holders of Series A-1 Convertible Preferred Stock vote with the shares of Common Stock being entitled to such number of votes as is equal to the whole number of shares of Common Stock into which such holder's aggregate number of shares of Series A-1 Convertible Preferred Stock are convertible. Holders of Series A-1 Convertible Preferred Stock have no redemption rights. Holders of Series A-1 Convertible Preferred Stock are entitled to receive dividends cumulative out of funds legally available, therefor, at the rate of 5% of the applicable "Series A-1 Price", adjusted to reflect any stock-split, stock dividend, combination, recapitalization or reorganization occurring after the original issue date.

     In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any payment or distribution shall be made to the holders of Common Stock, the holders of Series A Convertible Preferred Stock are entitled to receive out of the assets of the Company an amount equal to the greater of (i) applicable "Series A-1 Price" per share then outstanding, plus a sum equal to all declared but unpaid dividends thereon to the date of final payment or distribution, or (ii) the pro rata amount per share of the entire assets of the Company available for distribution to the holders of all Convertible Preferred Stock and Common Stock based upon the total number of share of Common Stock then outstanding (assuming conversion into Common Stock of all series and shares of Convertible Preferred Stock); provided, however, that if the remaining assets of the Company are insufficient to make payment in full to all holders of Series A Preferred of the foregoing liquidation preference, then such assets shall be distributed among the holders of Series A Convertible Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. Any transaction or series of transactions which results in a change of control is deemed to be a liquidation, dissolution or winding up, unless the holders of at least 75% of the outstanding shares of ATH's Series A-1 Convertible Preferred Stock approve the transaction.

     Series A-2
     In April 2004, ATH authorized 500 shares of Series A-2 Convertible Preferred Stock, $0.001 par value. The price per share was $10,000. Each share is convertible into 2,000 shares of Common Stock. The holders of Series A-2 Convertible Preferred Stock vote with the shares of Common Stock being entitled to such number of votes as is equal to the whole number of shares of Common Stock into which such holder's aggregate number of shares of Series A-2 Convertible Preferred Stock are convertible. Holders of Series A-2 Convertible Preferred Stock have no redemption rights. Holders of Series A-2 Convertible Preferred Stock are entitled to receive dividends cumulative in the form of shares of Common Stock. Dividends accrue at an annual rate of 200 shares of Common Stock per share of Series A-2 Convertible Preferred Stock on a pro-rata basis based upon the Original Issue Date. In August 2004, holders of Series A-2 Convertible Preferred Stock were given rescission rights and/or rights to exchange their shares for Series A-1 Convertible Preferred Stock.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 5.  Stockholders' Deficiency (continued)

Convertible Preferred Stock (continued)

     At September 30, 2005, outstanding shares of Convertible Preferred Stock were as follows:

                                          Authorized Shares    Issued Shares
                                     ------------------------------------------
          Series A-1                         1,000,000            4,161
          Series A-2                               500               --


     During the quarter ended September 30, 2005, the Company sold 290 shares of Convertible Preferred Stock for gross proceeds of $290,000 (net cash proceeds of $252,300).

     Warrants

     In September 2005, the Company granted warrants to acquire 73,548 shares of Common Stock exercisable at $3.255 per share to registered broker dealers and their assigns for fundraising services provided to the Company. The warrants are fully vested and have a life of 5 years. The Company valued the stock warrants using the Black-Scholes Option Valuation Model and incurred a stock based compensation charge of $55,382.

     Options

     In July 2005, the Company granted employee stock-options to acquire 16,129 shares of Common Stock exercisable at $0.50 per share for the settlement of accrued compensation of $50,000. The employee stock-options are fully vested and have a life of seven years.

     In July 2005, at the option of the ex-employee, the Company retired 21,774 shares of Common Stock originally issued as part of a severance package for consideration of $135,000 and in their place granted stock options to acquire 21,838 shares of Common Stock exercisable at $0.50 per share. The stock options are fully vested and have a life of seven years. The Company valued the stock options using the Black-Scholes Option Valuation Model and incurred a stock based compensation charge of $56,779.

     In September 2005, the Company granted employee stock-options to acquire 900 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock-options will vest over a period of three years and have a life of five years. The Company did not incur a charge to stock based compensation since there was no intrinsic value from the granting of the options.

     On June 30, 2005 the Company cancelled 80,632 employee stock options and granted 460,882 options as replacement options. The replacement options have a life of seven years are fully vested and are exercisable at $0.50 per share. Pursuant to Financial Accounting Standards Board Interpretation No. 44:
"Accounting for Certain Transactions involving Stock Compensation" such options became subject to variable accounting treatment. For the three months ended September 30, 2005, the Company recognized a fair-value charge of $1,336,558.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 6.  Commitments and Contingencies

Litigation

     In the normal course of business, the Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company currently is not involved in any legal proceedings which are not in the ordinary course of business.

NOTE 7.  Related Party Transactions

     As of September 30, 2005 amounts due to related parties consisted of the following:

                                                      September 30,
                                                          2005
                                                      -------------

       Advances                                         $564,368
       Professional Fees                                 132,500
       Accrued Interest                                  122,777
       Accrued Dividends Payable                          11,976
                                                        --------

                                                        $831,621
                                                        ========

     Certain of the Company's obligations have been funded by RT Robertson Consultants, Inc. and Robertson Financial Advisors, LLC, companies owned and controlled by the family of the Company's chief executive officer (the "Related Party"). At September 30, 2005, the Company owes the Related Party $564,368. Effective July 1, 2002, the Company agreed to accrue interest on these amounts at 5.0% per annum. The Company recorded approximately $8,726 in the three months ended September 30, 2005 and $10,685 in 2004 in interest expense - related party in the Condensed Consolidated Statements of Operations. As of September 30, 2005, $122,777 of accrued interest was owed to the related party.

     The Company believes that the interest rate applied to the Related Party obligation is on terms as favorable as those it could obtain from independent sources.

     As of September 30, 2005, the Company owed the Chief Executive Officer and Treasurer in the aggregate $132,500 for certain professional and management fees incurred during the years ended June 30, 2003 and 2002. The Company has not incurred these charges during the three months ended September 30, 2005.

     As of September 30, 2005, the related party is owed $11,976 in accrued dividends payable for the 958 shares of Convertible Preferred Stock owned by the related party.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 8.  Subsequent Events

     Convertible Preferred Stock
     ---------------------------

     In October 2005, the Company sold 25 shares of Convertible Preferred Stock for gross proceeds of $25,000, and net cash proceeds of $21,750.

     In October 2005, the Company allowed a former director of the Company to return 25 of 50 shares of Series A-1 Convertible Preferred Stock and returned $25,000 of the $50,000 original investment to the former director of the Company.

     Warrants
     --------

     In October 2005, the Company granted warrants to acquire 200,000 shares of Common Stock, exercisable at $6.00 per share, to the Related Party in exchange for the Related Party's agreement not to request repayment of advances to the Company by the Related Party which were in excess of $600,000 (including interest on the advances) and which were currently payable by the Company. The warrants are fully vested and have a life of two years from date of forbearance or within one year from any initial public offering by the Company, whichever occurs earlier. The Company valued the stock warrants using the Black-Scholes Option Valuation Model and incurred a stock based compensation charge of $180,530 which will be included as part of interest expense on the Condensed Consolidated Statements of Operations.

     In October 2005, the Company granted warrants to acquire 16,667 shares of Common Stock exercisable at $6.30 per share to registered broker dealers and their assigns for fundraising services provided to the Company. The warrants are fully vested and have a life of 5 years. The Company valued the stock warrants using the Black-Scholes Option Valuation Model and incurred a stock based compensation charge of $26,609.

     In October 2005, the Company granted warrants to acquire 33,333 shares of Common Stock exercisable at $6.30 per share to registered broker dealers and their assigns for fundraising services provided to the Company. The warrants are fully vested and have a life of 5 years. The Company valued the stock warrants using the Black-Scholes Option Valuation Model and incurred a stock based compensation charge of $53,216.

     In December 2005, the Company extended the exercise period for 542,342 warrants granted under the September 1, 2005 Debentures offering, the September 15, 2005 Common Stock Offering, and the 200,000 warrants granted to the Related Party. The life of the warrants was extended from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier. As a result of this amendment, the Company recognized a fair-value adjustment of $175,762.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)
                                   (Continued)

NOTE 8.  Subsequent Events (continued)

     Options
     -------

     In October 2005, the Company granted employee stock options to acquire 103,000 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock options will vest over a period of three years and have a life of five years. The Company did not incur a charge for stock based compensation since there was no intrinsic value from the granting of the options.

     In December 2005, the Company granted employee stock options to acquire 35,000 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock options will vest over a period of three years and have a life of five years. The Company did not incur a charge for stock based compensation since there was no intrinsic value from the granting of the options.

     In December 2005, the Company granted options to a vendor to acquire 14,190 shares of common stock for the settlement of vendor payables of $42,572. The options are fully vested, have an exercise price of $0.50 per share, and have a life of 7 years.

     Debentures
     ----------

     In December 2005, the Company amended the September 1, 2005 Debenture offering to increase the offering amount from $1.125 million to $1.650 million and extended the exercise period of the warrants from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier.

     In December 2005, the Debenture offering raised an additional gross proceeds amount of $90,000, and the Company issued warrants to acquire 30,000 shares of Common Stock. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of $20,816 which will accrete to interest expense over the life of the debt.

     In January 2006, the Debenture offering raised an additional gross proceeds amount of $100,000, and the Company issued warrants to acquire 33,333 shares of Common Stock. The Company is evaluating the financial and accounting impact of this transaction.

     Other
     -----

     In December 2005, the Company signed a memorandum of understanding with a third-party manufacturer to become an exclusive distributor of the manufacturer's products in North America, and non-exclusive distributor for the rest of the world. The third party manufacturer will modify, develop and manufacture document reader products which the Company will integrate into and sell as part of its extended line of document authentication systems. The Company has committed to pay $100,000 during the first six months of 2006 and an additional $100,000 in July 2006 as an advance against the purchase of 5,000 units. The Company has paid $50,000, and is obligated to pay an additional $20,000 for modifications to the manufacturer's products requested by the Company.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Under the Private Securities Litigation Reform Act of 1995, companies are provided with a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. In this report, forward-looking statements also include:

     o    statements about our business plans;

     o    estimates of future financial performance;

     o statements regarding other factors that could affect our future operations or financial position; and

     o    other statements that are not matters of historical fact.

     These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below as well as in this report generally. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

     These forward-looking statements speak only as of the date of this report. We believe it is in the best interests of our investors to use forward-looking statements in discussing future events. However, we are not required to, and you should not rely on us to, revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise.

     The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

Overview

     We develop integrated identity document management applications for use in government and commercial security applications. Our proprietary document management platform automatically reads, records and authenticates identification documents, such as passports, visas or driver's licenses, through our proprietary database software thereby reducing the risk of human error in detecting falsified or tampered forms of identification. We are subject to a number of risks including dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of our products and the need to obtain adequate financing necessary to fund our future operations.

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

     Our historical results of operations and financial condition do not include any adjustments relating to the recoverability of assets or the classification of liabilities that might be necessary should we be unable to continue as a going concern. Our independent public accounting firm's audit report for the fiscal year ended June 30, 2005 indicates that there is substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that our most critical accounting policies include: recognition of revenue transactions and accounting for stock options and warrants.

Revenue Recognition
     The Company recognizes revenues earned in accordance with guidance contained in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements".

     Revenues generated are generally from product revenues, and software licenses and hardware/software maintenance fees.

Product Revenues
     Generally, revenue is recognized upon shipment to the customer (which constitutes delivery), provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collection is reasonably assured. To the extent that one or more of these conditions are not met, which has occurred in the past, revenue is deferred until such time as all four criteria are met.

     In general, the Company requires an upfront deposit for significant customer purchases. If the Company receives a payment from a customer prior to meeting all of the revenue recognition criteria, the payment is recorded as deferred revenue. The Company's current arrangements with its third party integrators, value-added resellers and distributors generally do not provide for any rights of return, price-protection or other contingencies. The Company's general credit terms require a 50% deposit on order and complete payment within 30 days of shipment.

     The Company records a provision for estimated sales returns and allowances on product sales in the same period as the related revenue is recorded. These estimates are based on known and estimated factors such as history with the customer and the specific terms to the sales agreement.

License and Maintenance Fees
     Fees from the sale of software license and maintenance contracts are recognized ratably over the term of the contract, usually one year.

     The Company has not had any sales with undeliverable elements for the three months ended September 30, 2005.

Accounting for Stock-Based Compensation
     We account for options granted to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated market value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period.

     We account for the fair value of options and warrants for non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," which requires that compensation cost be measured after the grant date based on the value of the award and is recognized over the service period, which is also the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We will be required to account for options and warrants for employees during the annual reporting period on July 1, 2006 as a result of the FASB's issuance of SFAS No. 123R "Accounting For Stock Based Compensation."

     The Black-Scholes option-pricing model is used to estimate the fair value of a stock option. The model calculates the theoretical fair value based on a number of assumptions utilizing, the stock price, strike price, expiration date, risk-free rate of return, and the standard deviation (volatility) of the stock's return. Stock based compensation valuations may differ significantly if the Company used a different option model, based on the before mentioned assumptions and the alternative model's formula driven calculations. The Company has not relied on any other option pricing models for the issuance of its options or warrants as the Black-Scholes option-pricing model is currently the model most widely used for reporting companies. The uncertain assumptions estimating the valuation of these equity transactions may have a material effect on our financial performance during the reported periods.

Results of Operations - For The Three Months Ended September 30, 2005 and 2004

     Total revenues for the three months ended September 30, 2005 and 2004 were $105,525 and $16,600, respectively. Revenues are comprised of product sales and software licensing and maintenance fees. Revenues related to product sales were $84,425 and $16,600 for the quarters ended September 30, 2005 and 2004 respectively, while revenues related to software licensing and maintenance fees were $21,100 and $0 for the same periods. Revenues for the quarter ended September 30, 2005 resulted from the sale and shipment of hardware and software to six different systems integrators/reseller partners, as we continue expanding our market penetration domestically and internationally. We had minimal sales for the quarter ended September 30, 2004, and they were all to a single systems integrator for a government program.

     Cost of revenues for the three months ended September 30, 2005 and 2004 was $50,824 and $7,557, respectively. Cost of revenues represent the cost of the hardware components, manufacturing and related overhead, labor and other costs for the products we shipped. The increase in costs from 2004 to 2005 was due to the increased volume. There are no costs for the revenues generated from our software licensing and maintenance fees.

     Selling, general and administrative expenses for the three months ended September 30, 2005 increased to $1,027,511 from $355,616 in the comparable period in 2004. The increase in selling, general and administrative expenses was primarily attributable to an increase in sales and marketing costs as the Company seeks to increase market penetration for its products and services, and the fair-value charge for the replacement stock options that were granted to employees on June 30, 2005, which are reflected in the compensatory element of stock issuance expenses for the three months ended September 30, 2005. The issuance of stock-based compensation to employees and consultants for services provided is accounted for using the intrinsic value method in accordance with APB No. 25 and the disclosure provisions of SFAS No. 123. The compensatory element of stock issuance expense increased from $0 for the three months ended September 30, 2004 to $526,630 for the three months ended September 30, 2005.

     Engineering, research and development expenses for the three month period ended September 30, 2005 increased to $1,123,272 from $566,196 in the comparable period in 2004. The increase in engineering, research and development costs was a result primarily of a reduction of approximately $250,000 in engineering, research and development expenses, offset by a significant increase in the compensatory element of stock issuance expenses. The fair-value charge for the replacement stock options that were granted to employees on June 30, 2005, are reflected in the compensatory element of stock issuance expenses for the three months ended September 30, 2005. The issuance of stock-based compensation to employees and consultants for services provided is accounted for using the intrinsic value method in accordance with APB No. 25 and the disclosure provisions of SFAS No. 123. The compensatory element of stock issuance expense increased from $1,361 for the three month period ended September 30, 2004, to $787,089 for the three month period ended September 30, 2005.

     Other expense for the three months ended September 30, 2005 increased to $77,671 compared to $38,802 for the three months ended September 30, 2004. The increase was attributable primarily to the interest expense related to the accretion of the debt discount of $30,053, and $23,333 amortized to interest expense for deferred financing fees related to the acquisition of the debentures offered on September 1, 2005.

     For the three months ended September 30, 2005 and 2004 net loss attributable to common shareholders was $2,224,245, or $3.49 per share (basic and diluted), and $951,571, or $1.44 per share (basic and diluted), respectively. The increase in net loss of $1,272,674 was primarily attributable to an increase in selling and marketing costs as the Company seeks to increase market penetration for our products and services, the increase in the compensatory element of stock issuance expenses and the increase in interest expenses related to the debenture issuance in September 2005.

Financial Condition, Liquidity and Capital Resources

     We were formed in October 2001 and since our formation through September 30, 2005 had raised $4.2 million through financing activities, and approximately $958,000 from parties affiliated with our CEO, Dr. Reeves. In addition to these funds raised, we have relied at times on our employees' deferment of some portion of their compensation. In December 2004, several employees converted $2.2 million of deferred compensation into 769,000 options to purchase a like number of shares of common stock in the Company. At September 30, 2005, compensation in the aggregate of approximately $2.1 million has been formally deferred by the employees until the Company's Board of Directors deems cash is sufficient from operating cash flow to make payments on these deferred amounts. At September 30, 2005, we had a working capital deficiency of approximately $4.4 million. These matters raise substantial doubt about the Company's ability to continue as a going concern, and our continuation as a going concern will require that we raise significant additional capital.

     We believe that we will continue to be successful in obtaining additional financing, from which the proceeds will be primarily used for general corporate purposes including working capital, capital expenditures, research and development and other strategic investments. However, no assurances can be provided that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. We have not yet developed revenues sufficient to bring us to a positive cash flow position which has led to substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon our ability to raise additional capital, generate sufficient cash flow and meet our obligations on a timely basis and ultimately attain profitability.

     On September 1, 2005, we initiated a private placement to accredited investors of debentures with warrants to purchase Common Stock. These debentures have a six month term from the date of investment and bear interest at 12% annually and are to be repaid from proceeds from any subsequent offering. For each $3.00 of debentures purchased, the Company issued one warrant to purchase one share of Common Stock at $6.00 per share for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurs earlier. This private debenture offering raised gross proceeds of $1.125 million and net proceeds of approximately $1.035 million.

     On September 15, 2005, we commenced a private offering to accredited investors of up to 1,250,000 shares of Common Stock. Pursuant to this private offering, the Company is offering Common Stock at $6.00 per share with one warrant to acquire one share of Common Stock at $6.00 per share, for each two shares of Common Stock purchased. The warrants issued in this offering were initially exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurred earlier. As of December 31, 2005, a total of 333,350 shares have been sold pursuant to this offering raising gross proceeds of $2.0 million, of which $1.125 million was applied to retire the September 1, 2005 debentures.

     In December 2005, the Company extended the exercise period on 542,342 warrants, including those issued, under the September 1, 2005 Debentures offering, the September 15, 2005 Common Stock Offering, and the 200,000 warrants granted to the Related Party. The exercise period was extended from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier. The Company believes the extended terms better reflect market expectations of investors and may improve the ability of the Company to complete these offerings. As a result of this amendment, the Company recognized a fair-value adjustment of $175,762 related to a total of 542,342 issued warrants.

     In December 2005, the Company amended the September 1, 2005 Debenture offering to increase the offering amount from $1.125 million to $1.650 million in addition to extending the exercisable period on the warrants from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier.

     In December 2005, the Debenture offering raised an additional gross proceeds amount of $90,000, and the Company issued warrants to acquire 30,000 shares of Common Stock. The fair value of the warrants is $20,816 and is recorded as a debt discount which will accrete to interest expense over the life of the debt.

     In December 2005, the Company granted options to a vendor to acquire 14,190 shares of common stock for the settlement of vendor payables of $42,572. The options are fully vested, have an exercise price of $0.50 per share, and have a life of 7 years.

     In January 2006, the Debenture offering raised an additional gross proceeds amount of $100,000, and the Company issued warrants to acquire 33,333 shares of Common Stock. The Company is evaluating the financial and accounting impact of this transaction.

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

     We plan to continue our development and enhancement of our technology products during the next twelve months. We will be introducing two new product lines during the second half of this fiscal year, a new high-resolution system with RFID (radio frequency identification) capability required in many government programs, and a new low-end model designed for the high volume market place. Our sales and marketing activities with our current product line are gaining market penetration and, along with the introduction of these new models, we expect our revenues to increase significantly over the next six to twelve months based on current forecasts from our sales channels, however there can be no assurance that will occur. If we are successful in obtaining additional financing, we will need to hire additional employees, primarily in the areas of marketing, sales, finance, administration, engineering and quality assurance. This will require us to purchase additional computer equipment; however, any such purchases are not expected to be significant.

     As of September 30, 2005, we had sufficient cash, in our estimation, to sustain operations for a period of approximately three months. In addition, with the Private Placement offering of shares and warrants begun in September 2005, we are attempting to raise up to $7.5 million ($6.9 million net of expenses). Successfully closing this subscription, in addition to the cash currently on hand, would allow us to operate for a period in excess of two years without significant revenues. There is no assurance that we will be successful in raising these additional funds.

     Our facility lease, which has been personally guaranteed by our chief executive officer, runs through June 30, 2007 and requires minimum annual payments of approximately $48,000 though its expiration.

     The Company has entered into an agreement with an outside vendor to provide Optical Character Recognition ("OCR") and Intelligent Character Recognition ("ICR") technologies. Under the software license agreement, the Company is obligated to purchase 2,500 units of the software to allow the Company to utilize the software with the Company's technologies. At September 30, 2005, the Company has recorded as prepaid software licensing fees in the aggregate of $427,360.

     In December 2005, the Company signed a memorandum of understanding with a third-party manufacturer for the Company to become an exclusive distributor of the manufacturer's products in North America, and non-exclusive distributor for the rest of the world. The manufacturer will modify, develop and manufacture document reader products which the Company will integrate into and sell as part of its extended line of document authentication systems. The Company has committed to pay $100,000 during the first six months of 2006 and an additional $100,000 in July 2006 as an advance against the purchase of a minimum of 5,000 units. The Company has paid $50,000, and is obligated to pay an additional $20,000 for modifications to the manufacturer's products requested by the Company. The $50,000 is included as part of Other Assets on the Condensed Consolidated Balance Sheet.

     ITEM 3   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     We maintain "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

     Our chief executive officer and principal financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the chief executive officer and principal financial officer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission, there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. In addition, the accounting department does not currently have the depth of experience to critically evaluate and appropriately implement certain new accounting pronouncements, such as sophisticated stock based transactions involving options and warrants, requiring our auditors from time to time to propose audit adjustments. These constitute a significant deficiency in the financial reporting.

     Management is currently evaluating this situation with intentions to attempt to minimize the risks associated with the significant deficiency identified and discussed in the immediately preceding section of this item 3. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties and increase the depth of technical knowledge within the general administrative and financial functions.

     However, at this time management has decided that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are currently manageable, and the potential benefits of adding additional employees to clearly segregate duties and add depth of experience do not justify the expenses associated with such increases.

 (b) Changes in Internal Controls

     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

     The Company and subsidiary made the following issuances of unregistered securities during the past three years, all of which were made pursuant to
Section 4(2) of the Securities Act and pursuant to Regulation D promulgated thereunder.

     Common Stock

     On September 15, 2005 the Company commenced a private offering to accredited investors of up to 1,250,000 shares of Common Stock. Pursuant to this private offering, the Company is offering units for gross proceeds of $12.00 per unit. Each unit is comprised of two shares of Common Stock at $6.00 per share with one warrant to acquire one share of Common Stock at $6.00 per share, for each two shares of Common Stock purchased. The warrants granted in this offering are exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurs earlier. As of December 31, 2005 a total of 333,350 shares had been sold, and 166,675 warrants have been granted, pursuant to this offering raising gross proceeds of $2.0 million, of which $1.125 million was applied to retire the September 1, 2005 debentures.

     Convertible Preferred Stock

     During the quarter ended September 30, 2005, the Company sold 290 shares of Convertible Preferred Stock for gross proceeds of $290,000 (net cash proceeds of $252,300).

     In October 2005, the Company sold 25 shares of Convertible Preferred Stock for gross proceeds of $25,000, and net cash proceeds of $21,750.

     In October 2005, the Company allowed a former director of the Company to return 25 of 50 shares of Series A-1 Convertible Preferred Stock and returned $25,000 of the original $50,000 investment to the former director of the Company.

     Options

     In July 2005, the Company granted employee stock-options to acquire 16,129 shares of Common Stock exercisable at $0.50 per share for the settlement of accrued compensation of $50,000. The employee stock-options are fully vested and have a life of seven years.

     In July 2005, at the option of the ex-employee, the Company retired 21,774 shares of Common Stock for consideration of $135,000 and in their place granted stock-options to acquire 21,838 shares of Common Stock exercisable at $0.50 per share. The stock-options are fully vested and have a life of seven years..

     In September 2005, the Company granted employee stock-options to acquire 900 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock-options will vest over a period of three years and have a life of five years. The Company did not incur a charge to stock based compensation since there was no intrinsic value from the granting of the options.

     In October 2005, the Company granted employee stock options to acquire 103,000 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock options will vest over a period of three years and have a life of five years. The Company did not incur a stock based compensation charge since there was no intrinsic value from the granting of the options.

     In December 2005, the Company granted employee stock options to acquire 35,000 shares of Common Stock, exercisable at $6.00 per share, for services provided. The employee stock options will vest over a period of three years and have a life of five years. The Company did not incur a stock based compensation charge since there was no intrinsic value from the granting of the options.

     In December 2005, the Company granted options to a vendor to acquire 14,190 shares of common stock for the settlement of vendor payables of $42,572. The options are fully vested, have an exercise price of $0.50 per share, and have a life of 7 years.

     Debentures

     On September 1, 2005 the Company initiated a private placement to accredited investors of debentures with warrants to purchase Common Stock. These debentures have a six month term from date of investment and bear interest at 12% annually. For each $3.00 of debentures purchased, the Company issued one warrant to purchase one share of Common Stock at $6.00 per share for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurs earlier. This private offering raised gross proceeds of $1.125 million and net proceeds of approximately $1.035 million and in October 2005, the Company granted warrants to acquire 375,667 shares of Common Stock.

     In December 2005, the Company amended the September 1, 2005 Debenture offering to increase the offering amount from $1.125 million to $1.650 million and extended the exercise period of the warrants from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier.

     In December 2005, the Debenture offering raised an additional gross proceeds amount of $90,000, and the Company granted warrants to acquire 30,000 shares of Common Stock.

     In January 2006, the Debenture offering raised an additional gross proceeds amount of $100,000, and the Company granted warrants to acquire 33,333 shares of Common Stock.

     Warrants

     In September 2005, the Company granted warrants to acquire 73,548 shares of Common Stock exercisable at $3.255 per share to registered broker dealers and their assigns for fundraising services provided to the Company. The warrants are fully vested and have a life of 5 years.

     In October 2005, the Company granted warrants to acquire 200,000 shares of Common Stock, exercisable at $6.00 per share, to the Related Party in exchange for the Related Party's agreement not to request repayment of advances to the Company by the Related Party which were in excess of $600,000 (including interest) and which were currently payable by the Company. The warrants are fully vested and have a life of two years from date of investment or within one year of any initial public offering by the Company, whichever occurs earlier.

     In October 2005, the Company granted warrants to acquire 16,667 shares of Common Stock exercisable at $6.30 per share to registered broker dealers and their assigns for fundraising services provided to the Company. The warrants are fully vested and have a life of 5 years.

     In October 2005, the Company granted warrants to acquire 33,333 shares of Common Stock exercisable at $6.30 per share to registered broker dealers and their assigns for fundraising services provided to the Company. The warrants are fully vested and have a life of 5 years.

     In December 2005, the Company extended the exercise period for 542,342 warrants issued under the September 1, 2005 Debentures offering, the September 15, 2005 Common Stock offering, and the 200,000 warrants granted to the Related Party. The life of the warrants was extended from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier.

     Each of the above issuances was made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.




ITEM 3 Defaults Upon Senior Securities

     None

ITEM 4 Submission of Matters to a Vote of Security Holders

     None.

ITEM 5 Other Information

     None.



ITEM 6 Exhibits

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

                                             ASSURETEC HOLDINGS, INC.



Date: February 21, 2006                      By:   /s/ R. Bruce Reeves
                                                   -----------------------------
                                                   R. Bruce Reeves, Ph.D.
                                                   President, CEO and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                             ASSURETEC HOLDINGS, INC.



Date:  February 21, 2006                     By:   /s/R. Bruce Reeves
                                                   -----------------------------
                                                   R. Bruce Reeves, Ph.D.
                                                   President, CEO and Director