Form 10QSB
period 2005-12-31
ASSURETEC HOLDINGS INC
filed 2006-02-21
CIK 1271484

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2005


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For  the  transition period from _________________ to ________________


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

   ITEM 1         Condensed Consolidated Financial Statements.................3
     CONDENSED CONSOLIDATED BALANCE SHEET.....................................4
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..........................5
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..........................6
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................8

   ITEM 2     Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................20

   ITEM 3     Controls and Procedures........................................28


PART II OTHER INFORMATION....................................................29

   ITEM 1     Legal Proceedings..............................................29

   ITEM 2     Unregistered Sales of Equity Securities and Use of Proceeds....29

   ITEM 3     Defaults Upon Senior Securities................................31

   ITEM 4     Submission of Matters to a Vote of Security Holders............31

   ITEM 5     Other Information..............................................31

   ITEM 6     Exhibits.......................................................31

SIGNATURES ..................................................................32

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

                     ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                December 31, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash                                                            $     18,047
   Accounts receivable, net of an allowance for doubtful
   accounts of $41,489                                                  166,042
   Inventory                                                             79,632
   Prepaid software licensing fees                                      416,224
                                                                   ------------

          Total current assets                                          679,945

Property and equipment - net                                             40,804
Patents - net                                                            82,646
Deferred financing costs - net                                            6,000
Other assets                                                             61,354
                                                                   ------------

          Total Assets                                             $    870,749
                                                                   ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable and accrued liabilities                           1,315,689
   Accrued compensation and related payroll taxes                     2,093,272
   Deferred license revenue                                              14,100
   Debentures, net of debt discount of $17,347                           72,653
   Due to related parties                                               853,429
                                                                   ------------

          Total current liabilities                                $  4,349,143
                                                                   ------------

Commitments and Contingencies

Stockholders' Deficiency:
  Convertible Preferred stock - $0.001 par value;
     authorized 5,000,000 shares; issued and
     outstanding 4,161 shares, (liquidation
     preference $4,161,000)                                                --
   Common stock-$0.001par value; authorized,100,000,000 shares;
      issued and outstanding  971,069 shares                                971
   Additional paid-in capital                                        12,852,326
   Accumulated deficit                                              (16,331,691)
                                                                   ------------

          Total Stockholders' Deficiency                             (3,478,394)
                                                                   ------------
          Total Liabilities and Stockholders' Deficiency           $    870,749
                                                                   ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                          ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 (Unaudited)
                                                        For the Three Months Ended          For the Six Months Ended
                                                              December 31,                         December 31,
                                                    --------------------------------------------------------------------
                                                        2005               2004               2005               2004
                                                    --------------------------------------------------------------------

Net revenues                                        $   308,490        $   226,329        $   414,015        $   242,929
Cost of revenues                                        132,937            114,947            183,761            122,504
                                                    -----------        -----------        -----------        -----------

          Gross profit                                  175,553            111,382            230,254            120,425
                                                    -----------        -----------        -----------        -----------

Costs and expenses:
   Selling, general and administrative (1)              820,258            935,639          1,847,769          1,291,255
   Engineering, research and development (1)            425,398            546,152          1,548,670          1,112,348
                                                    -----------        -----------        -----------        -----------

Total costs and expenses                              1,245,656          1,481,791          3,396,439          2,403,603
                                                    -----------        -----------        -----------        -----------

          Loss from operations                       (1,070,103)        (1,370,409)        (3,166,185)        (2,283,178)
                                                    -----------        -----------        -----------        -----------

Other income (expense):
   Interest expense - related party(1)                 (188,764)           (11,337)          (197,490)           (22,022)
   Interest expense                                    (232,363)           (25,989)          (301,464)           (54,310)
   Other income                                           1,795                 34              1,951                238
                                                    -----------        -----------        -----------        -----------

          Net loss                                  $(1,489,435)       $(1,407,701)       $(3,663,188)       $(2,359,272)
                                                    ===========        ===========        ===========        ===========

Preferred stock dividends                               (52,013)              --             (102,505)              --
                                                    -----------        -----------        -----------        -----------


Net loss attributable to common stockholders        $(1,541,448)       $(1,407,701)       $(3,765,693)       $(2,359,272)
                                                    ===========        ===========        ===========        ===========

Basic and diluted loss per common share             $     (1.80)       $     (2.13)       $     (5.03)       $     (3.57)
                                                    ===========        ===========        ===========        ===========
Weighted average shares outstanding - basic
   and diluted                                          858,733            661,485            748,830            661,612
                                                    ===========        ===========        ===========        ===========


(1) Includes stock based compensation:

Selling, general and administrative                 $   255,587        $   371,131        $   782,217        $   371,131
Engineering, research and development                      --              149,191            787,089            150,552
Interest expense                                        180,530               --              180,530               --
                                                    -----------        -----------        -----------        -----------


                                                    $   436,117        $   520,322        $ 1,749,836        $   521,683
                                                    ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                                    ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (Unaudited)

                                                                               For the Six Months Ended
                                                                                    December 31,
                                                                        ------------------------------------
                                                                            2005                    2004
                                                                        ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(3,663,188)            $(2,359,272)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                          12,571                   9,281
      Compensatory element of stock issuances                             1,749,836                 521,682
      Accretion of debt discount                                            183,784                    --
      Amortization of deferred financing costs                               91,200                    --
      Changes in operating assets and liabilities:
         Accounts receivable                                               (110,509)               (184,240)
         Inventory                                                          (57,456)                 42,440
         Prepaid software licensing fees                                     15,360                (187,776)
         Other current assets and other assets                              (57,710)                   --
         Accounts payable and accrued liabilities                            92,788                 202,313
         Accrued compensation                                              (412,229)                562,813
         Customer deposits                                                  (16,100)                 56,875
         Deferred license revenue                                            14,099                    --
                                                                        -----------             -----------

             Net cash used in operating activities                       (2,157,554)             (1,335,884)
                                                                        -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (10,746)                   (600)
   Acquisition of patents                                                   (38,603)                   --
                                                                        -----------             -----------

             Net cash used in investing activities                          (49,349)                   (600)
                                                                        -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common and preferred stock               2,059,050               1,013,925
   Proceeds from issuance of debentures                                   1,215,000                    --
   Repayment of debentures                                               (1,125,000)                   --
   Fees paid from issuance of debentures                                    (90,000)                   --
   Proceeds from notes payable - related party                                 --                       100
   Payment for repurchase of preferred stock                                (25,000)                   --
   Repayment of notes payable - related party                               (22,810)                (10,000)
   Advances from affiliates                                                   8,592                 459,452
                                                                        -----------             -----------

             Net cash provided by financing activities                    2,019,832               1,463,477
                                                                        -----------             -----------

NET (DECREASE) INCREASE IN CASH                                            (187,071)                126,993

CASH, BEGINNING OF PERIOD                                                   205,118                   1,614
                                                                        -----------             -----------

CASH, END OF PERIOD                                                     $    18,047             $   128,607
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




                                     ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Continued)


                                                                                             (Unaudited)

                                                                                    For the Six Months Ended
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                       2005              2004
                                                                                   -----------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                                   $   13,637         $     --
                                                                                   ==========         ==========
   Income taxes paid                                                               $     --           $     --
                                                                                   ==========         ==========

   Non-Cash Financing Activities:
      Conversion of notes payable into accrued compensation                        $     --           $   83,205
                                                                                   ==========         ==========
      Granting of warrants in connection with the issuance of debentures           $  201,131         $     --
                                                                                   ==========         ==========
       Issuance of preferred stock for settlement of related party advances        $     --           $  300,000
                                                                                   ==========         ==========
       Granting of options for settlement of payables due vendors                  $   42,572         $  252,219
                                                                                   ==========         ==========
      Granting of options for the settlement of accrued compensation               $   50,000         $1,925,796
                                                                                   ==========         ==========
      Amortization of the deferred compensation for the settlement
       of accrued compensation                                                     $   86,003         $   14,334
                                                                                   ==========         ==========






















The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                                      Page 7

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (UNAUDITED)


NOTE 1.  Nature of Business and Operations

The Company

     AssureTec Holdings, Inc., through its wholly owned subsidiary, AssureTec Systems, Inc., (collectively the "Company") develops integrated identity document management applications for use in government and commercial security applications. The Company's proprietary document management platform automatically reads, records and authenticates identification documents, such as passports, visas or driver's licenses, through its proprietary database software, thereby reducing the risk of human error in detecting falsified or tampered forms of identification.

     Effective July 1, 2005, the Company is no longer a development stage company as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, "Accounting and Reporting For Development Stage Companies."

Going Concern Uncertainty

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses of approximately $16.3 million since inception. As of December 31, 2005, the Company has a working capital deficit of approximately $3.7 million. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the acceptability of its integrated identity document management applications for use in government and commercial security applications to create sales that will help the Company achieve a profitable level of operations.

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

     Management is actively pursuing additional equity and/or debt financing. The Company amended the terms of its September 2005 Debenture offering (see Note 3 below) to increase the maximum amount of financing to be raised from $1.125 million to $1.650 million. The Company also extended the terms of the exercise periods on warrants offered under both the Debenture offering and the September 2005 Private Placement offering of up to 1,250,000 shares of Common Stock (see
Note 5 below). The Company believes the extended terms of the warrants better reflect current market expectations by potential investors, and may improve the ability of the Company to complete these offerings. Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development of its technologies and expand the marketing efforts to build demand for our products. However, no assurances can be provided that the Company will obtain additional financing or achieve a profitable level of operations.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

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

NOTE 2.  Summary of Significant Accounting Policies

     Basis of Presentation -The condensed consolidated financial statements have been prepared using the accounting records of AssureTec Holdings, Inc. ("ATH") and its wholly owned subsidiary, AssureTec Systems, Inc. ("ATS") (collectively, the "Company"). The accompanying financial data as of December 31, 2005 and for the three and six month periods ending December 31, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2005 as filed with the Securities and Exchange Commission.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2005 and for the three and six month periods ending December 31, 2005 and 2004, respectively, have been made. The results of operation for the period ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

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

     The Company has not had any sales with undeliverable elements for the six months ended December 31, 2005.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

NOTE 2.  Summary of Significant Accounting Policies (continued)


Revenues for the six months ended December 31, 2005 and 2004:

                                                           December 31,
                                                       2005           2004
                                                     -----------------------

      Product revenues                               $349,893       $207,883
      Cost of product revenues                        183,761        122,504
                                                     --------       --------
      Gross profit from product revenues              166,132         85,379
      License and maintenance fees                     64,122         35,046
                                                     --------       --------
      Gross profit                                   $230,254       $120,425
                                                     ========       ========

     Product Warranties - The Company sells its products with a product warranty that provides repairs to the hardware and software components outside of normal wear and tear at no cost. The length of coverage is from ninety days up to one year. The Company accrues its estimated exposure to warranty claims based upon historical warranty claim costs as a percentage of sales. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates. For the six months ended December 31, 2005 warranty claims were deemed immaterial.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

NOTE 2.  Summary of Significant Accounting Policies (continued)

     The following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB No. 25, deducts the total fair value expense under SFAS No. 123, and shows the reported and pro forma earnings per share amounts:

                                                                 Three Months Ended                  Six Months Ended
                                                                     December 31,                       December 31,
                                                                2005             2004              2005              2004
                                                           ------------------------------------------------------------------

Net loss attributable to common stockholders,              $(1,541,448)      $(1,407,701)      $(3,765,693)      $(2,359,272)
  as reported
Add:  stock-based employee compensation costs
  included in net loss, as reported                               --             348,311            56,779           348,311
Less:  stock-based employee compensation as
  determined under fair value based method
  for all awards                                               (40,167)         (405,598)         (105,536)         (433,907)
Fair value adjustment for variable accounting of
employee stock options included in net loss, as
reported                                                          --                --           1,336,558              --
                                                           -----------       -----------       -----------       -----------

Pro forma net loss attributable to common
  stockholders                                             $(1,581,615)      $(1,464,988)      $(2,477,892)      $(2,444,868)
                                                           ===========       ===========       ===========       ===========

Weighted average shares outstanding, basic
  and diluted                                                  858,733           661,485           748,830           661,612
                                                           ===========       ===========       ===========       ===========

Net loss per share, basic and diluted, as reported         $     (1.80)      $     (2.13)      $     (5.03)      $     (3.57)
                                                           ===========       ===========       ===========       ===========

Net loss per share, basic and diluted, pro forma           $     (1.84)      $     (2.22)      $     (3.31)      $     (3.70)
                                                           ===========       ===========       ===========       ===========

     The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model are as follows:

                                                          2005          2004
                                                      --------------------------

     Risk-free interest rate                              4.0%         3.30%
     Expected life of option grants                   5 to 7 years    4 years
     Expected volatility of underlying stock               20%          20%

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

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

     Basic and diluted loss per common share are the same for 2005 and 2004 as potentially dilutive stock options, preferred stock, and warrants totaling 4,329,804 at December 31, 2005 and 1,737,673 at December 31, 2004 have not been included in calculations of diluted net loss per share, as their inclusion would be antidilutive.

A summary of these potentially dilutive securities are as follows:

                                                              December 31,
                                                           2005          2004
                                                        ------------------------

Options                                                 2,091,659        977,675
Warrants                                                  895,890           --
Convertible Preferred Stock -See Note 5
    Series A-1                                          1,342,255        759,998
    Series A-2                                               --             --
                                                        ---------      ---------
                                                        4,329,804      1,737,673
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

     The Company incurred fees of approximately $90,000 for the acquisition of the debentures. These costs have been capitalized and will be amortized to interest expense over the life of the debt. There was $90,000 amortized during the six month period ended December 31, 2005.

     The Company repaid $125,000 of the debentures during the three months ended September 30, 2005, The remaining balance was repaid with proceeds received from the September 15, 2005 Private Placement during the three months ended December 31, 2005, as discussed in Note 5.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

NOTE 3.  Debentures (continued)

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

     In December 2005, the Debenture offering raised an additional gross proceeds amount of $90,000, and the Company granted warrants to acquire 30,000 shares of Common Stock. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of $20,816 which will accrete to interest expense over the life of the debt. The Company incurred fees of approximately $7,200 for the acquisition of the debentures. These costs have been capitalized and will be amortized to interest expense over the life of the debt. There was $1,200 amortized during the six month period ended December 31, 2005.

NOTE 4.  Accounts Payable and Accrued Liabilities

     Accounts Payable and Accrued Liabilities at December 31, 2005 consisted of the following:

                                                       December 31,
                                                           2005
                                                        ----------

       Trade Payables                                   $  800,669
       Professional Fees                                   220,723
       Accrued Interest                                    160,446
       Accrued Dividends Payable                            78,553
       Accrued Commissions                                   8,930
       Due to Customer                                      46,368
                                                        ----------
                                                        $1,315,689
                                                        ==========

NOTE 5.  Stockholders' Deficiency

     Common Stock

     The Company has 100,000,000 authorized shares of common stock, $0.001 par value. At December 31, 2005, there were 971,069 shares of common stock issued and outstanding.

     On September 15, 2005, the Company commenced a private offering to accredited investors only of up to 1,250,000 shares of Common Stock. Pursuant to this private offering, the Company is offering units for gross proceeds of $12.00 per unit. Each unit is comprised of two shares of Common Stock at $6.00 per share with one warrant to acquire one share of Common Stock at $6.00 per share, for each two shares of Common Stock purchased. The warrants issued in this offering were initially exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurred earlier. As of December 31, 2005, a total of 333,350 shares were sold, and 166,675 warrants have been granted, pursuant to this offering raising gross proceeds of $2.0 million, of which $1.125 million was applied to retire the September 1, 2005 debentures.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

NOTE 5.  Stockholders' Deficiency (continued)

Convertible Preferred Stock

     The Company has 5,000,000 shares of Convertible Preferred Stock, $0.001 par value, authorized, issuable in series with rights, preferences, privileges and restrictions as determined by the Board of Directors.

     Series A-1
     On August 13, 2004, ATH authorized 1,000,000 shares of its Series A-1 Convertible Preferred Stock. Each share of ATH's Series A-1 Convertible Preferred Stock is convertible into 322.58 shares of Common Stock. The holders of Series A-1 Convertible Preferred Stock vote with the shares of Common Stock being entitled to such number of votes as is equal to the whole number of shares of Common Stock into which such holder's aggregate number of shares of Series A-1 Convertible Preferred are convertible. Holders of Series A-1 Convertible Preferred have no redemption rights. Holders of Series A-1 Convertible Preferred are entitled to receive dividends cumulative out of funds legally available, therefor, at the rate of 5% of the applicable "Series A-1 Price", adjusted to reflect any stock-split, stock dividend, combination, recapitalization or reorganization occurring after the original issue date.

     In the event of liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any payment or distribution shall be made to the holders of Common Stock, the holders of Series A Convertible Preferred Stock are entitled to receive out of the assets of the Company an amount equal to the greater of (i) applicable "Series A-1 Price" per share then outstanding, plus a sum equal to all declared but unpaid dividends thereon to the date of final payment or distribution, or (ii) the pro rata amount per share of the entire assets of the Company available for distribution to the holders of all Convertible Preferred Stock and Common Stock based upon the total number of share of Common Stock then outstanding (assuming conversion into Common Stock of all series and shares of Convertible Preferred Stock); provided, however, that if the remaining assets of the Company are insufficient to make payment in full to all holders of Series A Convertible Preferred Stock of the foregoing liquidation preference, then such assets shall be distributed among the holders of Series A Convertible Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. Any transaction or series of transactions which results in a change of control is deemed to be a liquidation, dissolution or winding up, unless the holders of at least 75% of the outstanding shares of ATH's Series A-1 Convertible Preferred Stock approve the transaction.

     Series A-2
     In April 2004, ATH authorized 500 shares of Series A-2 Convertible Preferred Stock, $0.001 par value. The price per share was $10,000. Each share is convertible into 2,000 shares of Common Stock. The holders of Series A-2 Convertible Preferred Stock vote with the shares of Common Stock being entitled to such number of votes as is equal to the whole number of shares of Common Stock into which such holder's aggregate number of shares of Series A-2 Convertible Preferred Stock are convertible. Holders of Series A-2 Convertible Preferred Stock have no redemption rights. Holders of Series A-2 Convertible Preferred Stock are entitled to receive dividends in the form of shares of Common Stock. Dividends accrue at an annual rate of 200 shares of Common Stock per share of Series A-2 Convertible Preferred Stock on a pro-rata basis based upon the Original Issue Date. In August 2004, holders of Series A-2 Convertible Preferred Stock were given rescission rights and/or rights to exchange their shares for Series A-1 Convertible Preferred Stock.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

NOTE 5.  Stockholders' Deficiency (continued)

Convertible Preferred Stock (continued)

     At December 31, 2005, outstanding shares of Convertible Preferred Stock were as follows:

                                            Authorized Shares   Issued Shares
                                           ----------------------------------
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

     In October 2005, the Company granted warrants to acquire 200,000 shares of Common Stock, exercisable at $6.00 per share, to a related party (the "Related Party") in exchange for the Related Party's agreement not to request repayment of advances to the Company by the Related Party which were in excess of $600,000 (including interest on the advances) and which were currently payable by the Company. The warrants are fully vested and have a life of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier. The Company valued the stock warrants using the Black-Scholes Option Valuation Model and incurred a stock based compensation charge of $180,530 which will be included as part of interest expense on the Condensed Consolidated Statements of Operations.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

NOTE 5.  Stockholders' Deficiency (continued)

     Warrants (continued)

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

     On June 30, 2005 the Company cancelled 80,632 employee stock options and granted 460,882 options as replacement options. The replacement options have a life of seven years are fully vested and are exercisable at $0.50 per share. Pursuant to Financial Accounting Standards Board Interpretation No. 44:
"Accounting for Certain Transactions involving Stock Compensation" such options became subject to variable accounting treatment. For the six months ended December 31, 2005, the Company recognized a fair-value charge of $1,336,558 for 460,882 replacement stock options that were granted to employees on June 30, 2005.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

NOTE 6.  Commitments and Contingencies

     In December 2005, the Company signed a memorandum of understanding with a third-party manufacturer to become an exclusive distributor of the manufacturer's products in North America, and non-exclusive distributor for the rest of the world. The third party manufacturer will modify, develop and manufacture document reader products which the Company will integrate into and sell as a part of its extended line of document authentication systems. The Company has committed to pay $100,000 during the first six months of 2006 and an additional $100,000 in July 2006 as an advance against the purchase of 5,000 units. The Company has paid $50,000, and is obligated to pay an additional $20,000 for modifications to the manufacturer's products requested by the Company.

Litigation

     In the normal course of business, the Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company currently is not involved in any legal proceedings which are not in the ordinary course of business.


NOTE 7.  Related Party Transactions

     As of December 31, 2005 amounts due to related parties consisted of the following:

                                                      December 31,
                                                          2005
                                                        --------

         Advances                                       $565,966
         Professional Fees                               132,500
         Accrued Interest                                131,011
         Accrued Dividends Payable                        23,952
                                                        --------
                                                        $853,429
                                                        ========

     Certain of the Company's obligations have been funded by RT Robertson Consultants, Inc. and Robertson Financial Advisors, LLC, companies owned and controlled by the family of the Company's chief executive officer (the "Related Party"). At December 31, 2005, the Company owes the Related Party $565,966. Effective July 1, 2002, the Company agreed to accrue interest on these amounts at 5.0% per annum. The Company recorded approximately $8,234 in the three months ended December 31, 2005 and $11,337 in 2004 in interest expense - related party in the Condensed Consolidated Statements of Operations. As of December 31, 2005, $131,011 of accrued interest was owed to the related party.

     The Company believes that the interest rate applied to the Related Party obligation is on terms as favorable as those it could obtain from independent sources.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (UNAUDITED) (Continued)

NOTE 7.  Related Party Transactions (continued)

     In October 2005, the Company granted warrants to acquire 200,000 shares of Common Stock, exercisable at $6.00 per share, to the Related Party in exchange for the Related Party's agreement not to request repayment of advances to the Company by the Related Party which were in excess of $600,000 (including interest on the advances) and which were currently payable by the Company from the debentures (see Note 3). The warrants are fully vested and have a life of two years from date of forbearance or within one year from any initial public offering by the Company, whichever occurs earlier. The Company valued the stock warrants using the Black-Scholes Option Valuation Model and incurred a stock based compensation charge of $180,530 which will be included as part of interest expense on the Condensed Consolidated Statements of Operations.

     As of December 31, 2005, the Company owed the Chief Executive Officer and Treasurer in the aggregate $132,500 for certain professional and management fees incurred during the years ended June 30, 2003 and 2002. The Company has not incurred these charges during the six months ended December 31, 2005.

     As of December 31, 2005, the related party is owed $23,952 in accrued dividends payable for the 958 shares of Convertible Preferred Stock owned by the related party.


NOTE 8.  Subsequent Events

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

The Company has not had any sales with undeliverable elements for the six months ended December 31, 2005.

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


Results of Operations

For The Three Months Ended December 31, 2005 and 2004
     Total revenues for the three months ended December 31, 2005 and 2004 were $308,490 and $226,329, respectively. Revenues are comprised of product sales and software licensing and maintenance fees. Revenues related to product sales were $265,468 and $191,283 for the quarters ended December 31, 2005 and 2004 respectively, while revenues related to software licensing and maintenance fees were $43,022 and $35,046 for the same periods. Revenues for the quarter ended December 31, 2005 resulted from the sale and shipment of hardware and software to a total of 12 different systems integrators and reseller partners as we continued to penetrate the markets domestically and internationally. Revenues for the quarter ended December 31, 2004, were from the sale and shipment of hardware and software to a single systems integrator for a government contract.

     Cost of revenues for the three months ended December 31, 2005 and 2004 was $132,937 and $114,947, respectively. Cost of revenues represent the cost of the hardware components, manufacturing and related overhead, labor and other costs for the products we shipped. The increase in costs from 2004 to 2005 was due to the increased volume. There are no costs for the revenues generated from our software licensing and maintenance fees.

     Selling, general and administrative expenses for the three months ended December 31, 2005 decreased to $820,258 from $935,639 in the comparable period in 2004. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in the compensatory element of stock issuance expenses for the three months ended December 31, 2005 of $255,587 compared to $371,131 for the prior year quarter and a decrease in sales and marketing expenses, offset by an increase in legal and accounting fees as the Company completed filing an amended Form 10-SB, and Forms 10-KSB for the fiscal years ended June 30, 2004 and 2005. The issuance of stock-based compensation to employees and consultants for services provided is accounted for using the intrinsic value method in accordance with APB No. 25 and the disclosure provisions of SFAS No. 123.

     Engineering, research and development expenses for the three month period ended December 31, 2005 decreased to $425,398 from $546,152 in the comparable period in 2004. The decrease in engineering, research and development costs was a result primarily of a decrease in the compensatory element of stock issuance expenses for the three months ended December 31, 2005 to $0, from $149,191 in the year earlier period. The issuance of stock-based compensation to employees and consultants for services provided is accounted for using the intrinsic value method in accordance with APB No. 25 and the disclosure provisions of SFAS No.
123. The engineering team continued development of our next generation document authentication reader and software products bringing the hardware and software products to engineering and test, and demonstration levels of capability. The products are scheduled for initial production shipments during the second half of fiscal 2006.

     Other expense for the three months ended December 31, 2005 increased to $419,332, compared to $37,292 for the three months ended December 31, 2004. The increase was attributable primarily to the interest expense related to the accretion of the debt discount of $153,731, and $57,867 amortized to interest expense for deferred financing fees related to the acquisition of the debentures offered on September 1, 2005, reflected in Interest expense, and a charge of $180,530 compensatory element of stock issuance expenses (reflected in Interest expense - related party) for the issuance of 200,000 warrants to the related party in exchange for a covenant not to request repayment of advances to the Company by our Related Party which were in excess of $600,000.

     For the three months ended December 31, 2005 and 2004 net loss applicable to common shareholders was $1,541,448, or $1.80 per share (basic and diluted), and $1,407,701, or $2.13 per share (basic and diluted), respectively. The increase in net loss of $133,747 was attributable to a decrease in loss from operations of approximately $300,000 offset by an increase of about $382,000 in interest expense resulting primarily from the accretion of debt discount for the debentures and the compensatory element of stock issuance expenses for the issuance of 200,000 warrants to the related party, and the preferred stock dividends of $52,013.

For The Six Months Ended December 31, 2005 and 2004
     Total revenues for the six months ended December 31, 2005 and 2004 were $414,015 and $242,929, respectively. Revenues are comprised of product sales and software licensing and maintenance fees. Revenues related to product sales were $349,893 and $207,883 for the periods ended December 31, 2005 and 2004 respectively, while revenues related to software licensing and maintenance fees were $64,122 and $35,046 for the same periods. The increase in software licensing and maintenance fees is due to the increased volume of shipments, and the addition of annual renewal fees coming from those systems now installed for at least a year. Revenues for the six months ended December 31, 2005 were derived from 14 different systems integrators and reseller partners, with the largest customer accounting for approximately $155,000, or 37% of total revenues for the period. No other customer accounted for more than 10% of the total revenues for the period. Revenues for the six months ended December 31, 2004 were derived from shipments of hardware and software to a single systems integrator for a government contract.

     Cost of revenues for the six months ended December 31, 2005 and 2004 was $183,761 and $122,504, respectively. Cost of revenues represent the cost of the hardware components, manufacturing and related overhead, labor and other costs for the products we shipped. The increase in costs from 2004 to 2005 was due to the increased volume. There are no costs for the revenues generated from our software licensing and maintenance fees.

     Selling, general and administrative expenses for the six months ended December 31, 2005 increased to $1,847,769 from $1,291,255 in the comparable period in 2004. The increase in selling, general and administrative expenses was primarily attributable to an increase in sales and marketing costs during the first quarter as the Company sought to increase market penetration for its products and services, and the fair-value charge for the replacement stock options that were granted to employees on June 30, 2005, which were reflected in the compensatory element of stock issuance expenses for the first quarter and are reflected in the six months ended December 31, 2005. The compensatory element of stock issuance expense increased from $371,131 for the six months ended December 31, 2004 to $782,217 for the six months ended December 31, 2005. The issuance of stock-based compensation to employees and consultants for services provided is accounted for using the intrinsic value method in accordance with APB No. 25 and the disclosure provisions of SFAS No. 123.

     Engineering, research and development expenses for the six month period ended December 31, 2005 increased to $1,548,670 from $1,112,348 in the comparable period in 2004. The increase in engineering, research and development costs was a result primarily of a reduction of approximately $200,000 in engineering, research and development expenses, offset by a significant increase in the compensatory element of stock issuance expenses. The fair-value charge for the replacement stock options that were granted to employees on June 30, 2005, are reflected in the compensatory element of stock issuance expenses for the first quarter and are reflected in the six months ended December 31, 2005. The compensatory element of stock issuance expense increased from $150,552 for the six month period ended December 31, 2004, to $787,089 for the six month period ended December 31, 2005. The issuance of stock-based compensation to employees and consultants for services provided is accounted for using the intrinsic value method in accordance with APB No. 25 and the disclosure provisions of SFAS No. 123.

     Other expense for the six months ended December 31, 2005 increased to $497,003 compared to $76,094 for the six months ended December 31, 2004. The increase was attributable primarily to the interest expense related to the accretion of the debt discount of $183,784, and $91,200 amortized to interest expense for deferred financing fees related to the acquisition of the debentures offered on September 1, 2005, reflected in Interest expense, and a charge of $180,530 compensatory element of stock issuance expenses (reflected in Interest expense - related party) for the issuance of 200,000 warrants to the related party in exchange for a covenant not to request repayment of advances to the Company by our Related Party which were in excess of $600,000.

     For the six months ended December 31, 2005 and 2004 net loss applicable to common shareholders was $3,765,693, or $5.03 per share (basic and diluted), and $2,359,272, or $3.57 per share (basic and diluted), respectively. The increase in net loss of $1,406,421 was attributable primarily to increased revenue and gross profit, offset by increases in operating and other expenses due to the fair-value charge, recognized in the first quarter, of $1,336,558 for 460,882 replacement stock options that were granted to employees on June 30, 2005, the interest expense related to the accretion of the debt discount of $183,784, and $91,200 amortized to interest expense for deferred fees for the acquisition of the debentures offered on September 1, 2005, and a charge of $180,530 compensatory element of stock issuance expenses for the issuance of 200,000 warrants to the related party.


Financial Condition, Liquidity and Capital Resources

     We were formed in October 2001 and since our formation through December 31, 2005 have raised $6.3 million through financing activities, and approximately $958,000 from parties affiliated with our CEO, Dr. Reeves. In addition to these funds raised, we have relied at times on our employees' deferment of some portion of their compensation. In December 2004, several employees converted $2.2 million of deferred compensation into 769,000 options to purchase a like number of shares of common stock in the Company. At December 31, 2005, compensation in the aggregate of $1.6 million has been formally deferred by the employees until the Company's Board of Directors deems cash is sufficient from operating cash flow to make payments on these deferred amounts. At December 31, 2005, we had a working capital deficiency of approximately $3.7 million. These matters raise substantial doubt about the Company's ability to continue as a going concern, and our continuation as a going concern will require that we raise significant additional capital.

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

     In December 2005, the Company extended the exercise period on 542,342 warrants, including those issued, under the September 1, 2005 Debentures offering, the September 15, 2005 Common Stock Offering, and the 200,000 warrants granted to the Related Party. The exercise period was extended from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier. The Company believes the extended terms better reflect market expectations of investors, and may improve the ability of the Company to complete these offerings. As a result of this amendment, the Company recognized a fair-value adjustment of $175,762 related to a total of 542,342 issued warrants.

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

     As of January 6, 2006, we have raised approximately $1.8 million (net of expenses and debenture repayment) since September 1, 2005. If we are successful in continuing to raise additional capital at this rate, we should have sufficient cash, in our estimation, to sustain operations for a period of approximately one quarter. With the Private Placement offering of shares and warrants begun in September 2005, we are attempting to raise up to $7.5 million ($6.9 million net of expenses). We are actively attempting to raise this entire amount. Successfully closing this subscription, in addition to the cash currently on hand, would allow us to operate for a period in excess of one year without a significant increase in revenues. There is no assurance that we will be successful in raising these additional funds.

     Our facility lease, which has been personally guaranteed by our chief executive officer, runs through June 30, 2007 and requires minimum annual payments of approximately $48,000 though its expiration.

     The Company has entered into an agreement with an outside vendor to provide Optical Character Recognition ("OCR") and Intelligent Character Recognition ("ICR") technologies. Under the software license agreement, the Company is obligated to purchase 2,500 units of the software to allow the Company to utilize the software with the Company's technologies. At December 31, 2005, the Company has recorded as prepaid software licensing fees in the aggregate of $416,224.

     In December 2005, the Company signed a memorandum of understanding with a third-party manufacturer for the Company to become an exclusive distributor of the manufacturer's products in North America, and non-exclusive distributor for the rest of the world. The manufacturer will modify, develop and manufacture document reader products which the Company will integrate into and sell as part of its extended line of document authentication systems. The Company has committed to pay $100,000 in January 2006 and an additional $100,000 in July 2006 as an advance against the purchase of a minimum of 5,000 units. The Company has paid $50,000, and is obligated to pay an additional $20,000 for modifications to the manufacturer's products requested by the Company.

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

     Our chief executive officer and principal financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the chief executive officer and principal financial officer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission, there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. In addition, the accounting department does not currently have the depth of experience to critically evaluate and appropriately implement certain new accounting pronouncements, such as sophisticated stock based transactions involving options and warrants, requiring our auditors from time to time to propose audit adjustments. These constitute a significant deficiency in the financial reporting.

     Management is currently evaluating this situation with intentions to attempt to minimize the risks associated with the significant deficiency identified and discussed in the immediately preceeding section of this Item 3. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties and increase the depth of technical knowledge within the general administrative and financial functions.

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

     Common Stock

     On September 15, 2005 the Company commenced a private offering to accredited investors of up to 1,250,000 shares of Common Stock. Pursuant to this private offering, the Company is offering units for gross proceeds of $12.00 per unit. Each unit is comprised of two shares of Common Stock at $6.00 per share with one warrant to acquire one share of Common Stock at $6.00 per share, for each two shares of Common Stock purchased. The warrants granted in this offering are exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurs earlier. As of December 31, 2005, a total of 333,350 shares had been sold, and 166,675 warrants have been granted, pursuant to this offering raising gross proceeds of $2.0 million, of which $1.125 million was applied to retire the September 1, 2005 debentures.

     Convertible Preferred Stock

     In October 2005, the Company sold 25 shares of A-1 Convertible Preferred Stock for gross proceeds of $25,000, and net cash proceeds of $21,750.

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

     Debentures

     In December 2005, the Company amended the September 1, 2005 Debenture offering to increase the offering amount from $1.125 million to $1.650 million and extended the exercise period on the warrants from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier.

     In December 2005, the Debenture offering raised an additional gross proceeds amount of $90,000, and the Company granted warrants to acquire 30,000 shares of Common Stock.

     In January 2006, the Debenture offering raised an additional gross proceeds amount of $100,000, and the Company issued warrants to acquire 33,333 shares of Common Stock.

     Warrants

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