Form 10QSB
period 2006-03-31
ASSURETEC HOLDINGS INC
filed 2006-08-15
CIK 1271484

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2006


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from _________________ to __________________



                          Commission File No. 000-50506

                            ASSURETEC Holdings, Inc.
                            ------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                      20-0007441
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    200 Perimeter Road, Manchester, NH 03103
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's Telephone Number: (603) 641-8443

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last Report)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 23, 2006, there were 1,008,568 shares of common stock of the Issuer outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION...................................................3

   ITEM 1    Unaudited Condensed Consolidated Financial Statements.............3
     CONDENSED CONSOLIDATED BALANCE SHEET......................................4
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...........................5
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................6
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................8

   ITEM 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................20

   ITEM 3    Controls and Procedures..........................................29




PART II OTHER INFORMATION.....................................................30

   ITEM 1    Legal Proceedings................................................30

   ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds......30

   ITEM 5    Other Information................................................31

   ITEM 6    Exhibits.........................................................31

   SIGNATURES.................................................................33

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


                         ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                          CONDENSED CONSOLIDATED BALANCE SHEET

                                     March 31, 2006
                                       (Unaudited)

                                         ASSETS

Current Assets:
   Cash                                                                      $    135,459
   Accounts receivable, net of an allowance for doubtful
   accounts of $41,489                                                             77,737
   Inventory                                                                       26,112
   Prepaid software licensing fees                                                 48,000
                                                                             ------------

          Total current assets                                                    287,308

Property and equipment - net                                                       41,278
Patents - net                                                                      93,182
Deferred financing costs - net                                                     58,733
Prepaid software licensing fees - long term                                       372,864
Other assets                                                                       73,544
                                                                             ------------

          Total Assets                                                       $    926,909
                                                                             ============
                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable and accrued liabilities                                     1,191,250
   Accrued compensation and related payroll taxes                               2,014,898
   Debentures, net of debt discount of $176,490                                   898,510
   Due to related parties                                                         906,470
                                                                             ------------

          Total current liabilities                                          $  5,011,128
                                                                             ------------

Commitments and Contingencies

Stockholders' Deficiency:
  Convertible Preferred stock - $0.001 par value; authorized 5,000,000
     shares; issued and outstanding 4,186 shares, (liquidation                       --
      preference $4,186,000)
   Common stock-$0.001par value; authorized,100,000,000 shares;
      issued and outstanding 1,008,568 shares                                       1,009
   Additional paid-in capital                                                  13,284,288
   Accumulated deficit                                                        (17,369,516)
                                                                             ------------

          Total Stockholders' Deficiency                                       (4,084,219)
                                                                             ------------
          Total Liabilities and Stockholders' Deficiency                     $    926,909
                                                                             ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                               ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                    (Unaudited)
                                               For the Three Months Ended    For the Nine Months Ended
                                                        March 31,                     March 31,
                                               --------------------------    --------------------------
                                                   2006           2005           2006           2005
                                               -----------    -----------    -----------    -----------

Net revenues                                   $   112,208    $   419,323    $   526,223    $   662,252
Cost of revenues                                    49,852        238,646        233,613        361,150
                                               -----------    -----------    -----------    -----------

          Gross profit                              62,356        180,677        292,610        301,102
                                               -----------    -----------    -----------    -----------

Costs and expenses:
   Selling, general and administrative (1)         448,334        420,767      2,296,103      1,712,022
   Engineering, research and development (1)       463,152        326,541      2,011,822      1,438,889
                                               -----------    -----------    -----------    -----------

Total costs and expenses                           911,486        747,308      4,307,925      3,150,911
                                               -----------    -----------    -----------    -----------

          Loss from operations                    (849,130)      (566,631)    (4,015,315)    (2,849,809)
                                               -----------    -----------    -----------    -----------

Other income (expense):
   Interest expense - related party(1)              (8,894)        (7,716)      (206,384)       (29,738)
   Interest expense                               (127,906)       (18,819)      (429,370)       (73,129)
   Other income                                        223            914          2,174          1,152
                                               -----------    -----------    -----------    -----------

          Net loss                             $  (985,707)   $  (592,252)   $(4,648,895)   $(2,951,524)
                                               ===========    ===========    ===========    ===========

Preferred stock dividends                          (52,118)          --         (154,623)          --
                                               -----------    -----------    -----------    -----------

Net loss attributable to common stockholders   $(1,037,825)   $  (592,252)   $(4,803,518)   $(2,951,524)
                                               ===========    ===========    ===========    ===========

Basic and diluted loss per common share        $     (1.08)   $     (0.93)   $     (5.85)   $     (4.51)
                                               ===========    ===========    ===========    ===========
Weighted average shares outstanding - basic
   and diluted                                     960,696        637,719        821,563        653,764
                                               ===========    ===========    ===========    ===========


(1) Includes stock based compensation:
Selling, general and administrative            $      --      $      --      $   782,217    $   371,131
Engineering, research and development                 --             --          787,089        150,552
Interest expense                                      --             --          180,530           --
                                               -----------    -----------    -----------    -----------


                                               $      --      $      --      $ 1,749,836    $   521,683
                                               ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                         ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)

                                                              For the Nine Months Ended
                                                                      March 31,
                                                              --------------------------
                                                                 2006           2005
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(4,648,895)   $(2,951,524)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                16,379         14,113
      Compensatory element of stock issuances                   1,749,836        521,682
      Accretion of debt discount                                  261,641           --
      Amortization of deferred financing costs                    117,267           --
      Changes in operating assets and liabilities:
         Accounts receivable                                      (22,204)      (297,899)
         Inventory                                                 (3,936)        (9,976)
         Prepaid software licensing fees                           10,720       (169,426)
         Other current assets and other assets                    (70,000)          --
         Accounts payable and accrued liabilities                (434,733)       509,540
         Accrued compensation                                    (490,603)       663,081
         Customer deposits                                        (16,100)          --
         Deferred maintenance revenue                                --           20,093
                                                              -----------    -----------


             Net cash used in operating activities             (3,530,628)    (1,700,316)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (14,361)       (17,563)
   Acquisition of patents                                         (49,806)          --
                                                              -----------    -----------

             Net cash used in investing activities                (64,167)       (17,563)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common and preferred stock     2,254,050      1,428,875
   Proceeds from issuance of debentures                         2,200,000           --
   Repayment of debentures                                     (1,125,000)          --
   Fees paid from issuance of debentures                         (105,200)          --
   Proceeds from notes payable - related party                       --              100
   Repurchase of shares of preferred stock                        (25,000)          --
   Repayment of notes payable - related party                     (22,810)       (27,100)
   Advances from affiliates                                       349,096        428,724
                                                              -----------    -----------

             Net cash provided by financing activities          3,525,136      1,830,599
                                                              -----------    -----------

NET (DECREASE) INCREASE IN CASH                                   (69,659)       112,720

CASH, BEGINNING OF PERIOD                                         205,118          1,614
                                                              -----------    -----------

CASH, END OF PERIOD                                           $   135,459    $   114,334
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


                               ASSURETEC HOLDINGS INC. AND SUBSIDIARY

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Continued)


                                                                                    (Unaudited)

                                                                             For the Nine Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                                2006          2005
                                                                             ----------   -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                             $   13,637   $      --
                                                                             ==========   ===========
   Income taxes paid                                                         $     --     $      --
                                                                             ==========   ===========

   Non-Cash Investing and Financing Activities:
      Conversion of notes payable into accrued compensation                  $     --     $   (83,205)
                                                                             ==========   ===========
      Granting of warrants in connection with the issuance of debentures     $  438,131   $      --
                                                                             ==========   ===========
      Issuance of preferred stock for settlement of related party advances   $     --     $   300,000
                                                                             ==========   ===========
      Granting of options for settlement of payables due vendors             $   42,572   $   252,219
                                                                             ==========   ===========
      Granting of options for the settlement of accrued compensation         $   50,000   $ 1,925,796
                                                                             ==========   ===========
      Amortization of the deferred compensation for the settlement
       of accrued compensation                                               $   86,003   $    57,334
                                                                             ==========   ===========





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                  7

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (UNAUDITED)


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

Going Concern Uncertainty

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses of approximately $17 million since inception. As of March 31, 2006, the Company has a working capital deficit of approximately $4.7 million. The Company's continued existence is dependent upon its ability to obtain needed working capital through additional equity and/or debt financing, and the acceptability of its integrated identity document management applications for use in government and commercial security applications to create sales that will help the Company achieve a profitable level of operations.

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

     Management is actively pursuing additional equity and/or debt financing. In February 2006, the Company amended the terms of its September 2005 Debenture offering (see Note 3 below) to increase the maximum amount of financing to be raised from $1.65 million to $2.0 million ($2.2 million in the case of over subscription). In December 2005, the Company extended the terms of the exercise periods on warrants offered under both the Debenture offering and the September 2005 Private Placement offering (see Notes 3 and 5 below). The Company believes the extended terms of the warrants better reflect current market expectations by potential investors, and may improve the ability of the Company to complete these offerings. Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development of its technologies and expand the marketing efforts to build demand for our products. However, no assurances can be provided that the Company will obtain additional financing or achieve a profitable level of operations.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


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

NOTE 2. Summary of Significant Accounting Policies

     Basis of Presentation -The condensed consolidated financial statements have been prepared using the accounting records of AssureTec Holdings, Inc. ("ATH") and its wholly owned subsidiary, AssureTec Systems, Inc. ("ATS") (collectively, the "Company"). The accompanying financial data as of March 31, 2006 and for the three and nine month periods ending March 31, 2006 and 2005, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2005 as filed with the Securities and Exchange Commission.

     In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2006 and for the three and nine month periods ending March 31, 2006 and 2005, respectively, have been made. The results of operation for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

     Prepaid Software Licensing Fees - The Company has a licensing agreement with an OCR software firm that gives us the rights to resell as a bundled part of our products up to approximately 2,500 copies of their software for which we are required to pay a royalty. The Company has estimated the approximate number of licenses required over the next twelve months, the royalty requirements for which are included in Current Assets.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


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

     The Company has not had any sales with undeliverable elements for the nine months ended March 31, 2006.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


NOTE 2. Summary of Significant Accounting Policies (continued)

Revenues for the nine months ended March 31, 2006 and 2005:

                                                       March 31,
                                                   2006       2005
                                                 --------   --------
            Product revenues                     $431,048   $592,160
            Cost of product revenues              233,613    361,150
                                                 --------   --------
            Gross profit from product revenues    197,435    231,010
            License and maintenance fees           95,175     70,092
                                                 --------   --------
            Gross profit                         $292,610   $301,102
                                                 ========   ========


     Product Warranties - The Company sells its products with a product warranty that provides repairs to the hardware and software components outside of normal wear and tear at no cost. The length of coverage is from ninety days up to one year. The Company accrues its estimated exposure to warranty claims based upon historical warranty claim costs as a percentage of sales. Management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates. For the nine months ended March 31, 2006 warranty claims were deemed immaterial.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


NOTE 2. Summary of Significant Accounting Policies (continued)

     The following table provides an expanded reconciliation for all periods presented that adds back to reported net loss the recorded expense under APB No. 25, deducts the total fair value expense under SFAS No. 123, and shows the reported and pro forma earnings per share amounts:

                                                          Three Months Ended March 31,   Nine months Ended March 31,
                                                               2006           2005           2006           2005
                                                           -----------    -----------    -----------    -----------
Net loss attributable to common stockholders,
  as reported                                              $(1,037,825)   $  (592,252)   $(4,803,518)   $(2,951,524)
Add:  stock-based employee compensation costs
  included in net loss, as reported                               --          348,311         56,779        348,311
Less:  stock-based employee compensation as
  determined under fair value based method
  for all awards                                               (11,464)       (30,919)      (116,999)      (464,827)
Fair value adjustment for variable accounting of
employee stock options included in net loss, as reported          --             --        1,336,558           --
                                                           -----------    -----------    -----------    -----------

Pro forma net loss attributable to common
  stockholders                                             $(1,049,289)   $  (274,860)   $(3,527,180)   $(3,068,040)
                                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding, basic
  and diluted                                                  960,696        637,719        821,563        653,764
                                                           ===========    ===========    ===========    ===========

Net loss per share, basic and diluted, as reported         $     (1.08)   $     (0.93)   $     (5.85)   $     (4.51)
                                                           ===========    ===========    ===========    ===========

Net loss per share, basic and diluted, pro forma           $     (1.09)   $     (0.43)   $     (4.29)   $     (4.69)
                                                           ===========    ===========    ===========    ===========

     The fair value of each employee option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Key weighted-average assumptions used to apply this pricing model are as follows:

                                                         2006           2005
                                                     ------------   ------------
          Risk-free interest rate                        4.0%           3.30%
          Expected life of option grants             5 to 7 years      4 years
          Expected volatility of underlying stock         20%            20%

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


NOTE 2. Summary of Significant Accounting Policies (continued)

     New Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that the adoption of this Statement will not have a significant impact on its financial statements.

     In March 2006, the FASB issued SFAS No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that the adoption of this Statement will not have a significant impact on its financial statements.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


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

     Basic and diluted loss per common share are the same for 2006 and 2005 as potentially dilutive stock options, preferred stock, and warrants totaling 4,684,954 at March 31, 2006 and 2,354,776 at March 31, 2005 have not been included in calculations of diluted net loss per share, as their inclusion would be antidilutive.

A summary of these potentially dilutive securities are as follows:

                                                     March 31,
                                                 2006        2005
                                               ---------   ---------
     Options                                   2,091,659   1,444,778
     Warrants                                  1,242,975        --
     Convertible Preferred Stock -See Note 5
         Series A-1                            1,350,320     909,998
                                               ---------   ---------
                                               4,684,954   2,354,776
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

     The Company repaid $125,000 of the debentures during the three months ended September 30, 2005, The remaining balance of $1,000,000 was repaid with proceeds received from the September 15, 2005 Private Placement during the three months ended December 31, 2005, as discussed in Note 5.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


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

     In February 2006, the Company amended the September 1, 2005 Debenture offering to increase the offering amount from $1.650 million to $2.0 million ($2.2 million in the case of over subscription). During the three months ended March 31, 2006, the Debenture offering raised an additional gross proceeds amount of $985,000, and the Company granted warrants to acquire 328,334 shares of Common Stock. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of $237,000 which will accrete to interest expense over the life of the debt. The Company incurred fees of approximately $78,800 for the acquisition of the debentures. These costs have been capitalized and will be amortized to interest expense over the life of the debt.

     There was a total of $261,641 debt discount accreted to interest expense, and $117,267 of deferred financing fees amortized to interest expense during the nine month period ended March 31, 2006.


NOTE 4. Accounts Payable and Accrued Liabilities

     Accounts Payable and Accrued Liabilities at March 31, 2006 consisted of the following:

                                                  March 31, 2006
                                                  --------------
                  Trade Payables                    $  154,254
                  Software Licensing Fees Payable      420,864
                  Professional Fees                    268,848
                  Accrued Interest                     184,254
                  Accrued Dividends Payable            118,695
                  Due to Customer                       44,335
                                                    ----------
                                                    $1,191,250
                                                    ==========

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


NOTE 5. Stockholders' Deficiency

     Common Stock

     The Company has 100,000,000 authorized shares of common stock, $0.001 par value. At March 31, 2006, there were 1,008,568 shares of common stock issued and outstanding.

     On September 15, 2005, the Company commenced a private offering to accredited investors only of up to 1,250,000 shares of Common Stock. Pursuant to this private offering, the Company is offering units for gross proceeds of $12.00 per unit. Each unit is comprised of two shares of Common Stock at $6.00 per share with one warrant to acquire one share of Common Stock at $6.00 per share, for each two shares of Common Stock purchased. The warrants issued in this offering were initially exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurred earlier. In December 2005, the Company extended the terms of the exercise periods on warrants offered under both the Debenture offering and the September 2005 Private Placement offering to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier.

     During the three months ended March 31, 2006, the Company sold 37,499 shares of Common Stock, and granted 18,751 warrants, pursuant to the September 15, 2005 private offering raising gross proceeds of $225,000, and net proceeds of $172,500.

     As of March 31, 2006, a total of 370,849 shares have been sold, and 185,426 warrants have been granted, pursuant to the September 15, 2005 private offering raising gross proceeds of $2.23 million, of which $1.125 million has been applied to repay a portion of the September 1, 2005 Debentures.

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

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


NOTE 5. Stockholders' Deficiency (continued)

Convertible Preferred Stock (continued)

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

     At March 31, 2006, outstanding shares of Convertible Preferred Stock were as follows:

                               Authorized Shares         Issued Shares
                               -----------------         -------------
           Series A-1              1,000,000                 4,186
           Series A-2                    500                    --

     During the three months ended March 31, 2006, The Company sold 25 shares of Convertible Preferred Stock for gross proceeds of $25,000 and net cash proceeds of $22,500.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


NOTE 6. Commitments and Contingencies

     In March 2006, the Company exercised its option to extend the current lease of approximately 5,600 square feet of office space at our headquarters at 200 Perimeter Road, Manchester, NH through June 30, 2008. In addition, the lease has been amended to add an additional 1,200 square feet of leased space beginning June 1, 2006 and running through June 30, 2008. The amended lease requires minimum annual payments of approximately $54,000 through its expiration.

Litigation

     In the normal course of business, the Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company currently is not involved in any legal proceedings which are not in the ordinary course of business.

     On June 23, 2006, the Company received notification that 3M Innovative Properties Company, The 3M Company, filed suit against the Company alleging infringement of US Patent Nos. 6,019,278 and 6,611,612. This action was taken while the Company was engaged in negotiations with 3M for a licensing agreement. The issue was settled on July 13, 2006, and as part of the settlement agreement, the Company entered into a non-exclusive license agreement with 3M.


NOTE 7. Related Party Transactions

     As of March 31, 2006 amounts due to related parties consisted of the following:

                                               March 31, 2006
                                               --------------
                      Advances                    $598,137
                      Professional Fees            132,500
                      Accrued Interest             139,905
                      Accrued Dividends Payable     35,928
                                                  --------
                                                  $906,470
                                                  ========

     Certain of the Company's obligations have been funded by RT Robertson Consultants, Inc. and Robertson Financial Advisors, LLC, companies owned and controlled by the family of the Company's chief executive officer (the "Related Party"). At March 31, 2006, the Company owes the Related Party $598,137. Effective July 1, 2002, the Company agreed to accrue interest on these amounts at 5.0% per annum. The Company recorded approximately $8,894 in the three months ended March 31, 2006 in interest expense - related party in the Condensed Consolidated Statements of Operations. As of March 31, 2006, $139,905 of accrued interest was owed to the related party.

                     ASSURETEC HOLDINGS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                             (UNAUDITED) (Continued)


NOTE 7. Related Party Transactions (continued)

     As of March 31, 2006, the Company owed the Chief Executive Officer and the then Treasurer in the aggregate $132,500 for certain professional and management fees incurred during the years ended June 30, 2003 and 2002. The Company has not incurred these charges during the nine months ended March 31, 2006.

     As of March 31, 2006, the related party is owed $35,928 in accrued dividends payable for the 958 shares of Convertible Preferred Stock owned by the related party.


NOTE 8. Subsequent Events

     Debentures

     On April 7, 2006, the Company amended the Debenture offering to increase the offering amount from $2.0 million to $3.0 million ($3.3 million in the case of over subscription). In May 2006, the Debenture offering raised an additional gross proceeds amount of $450,000, and the Company granted warrants to acquire 150,000 shares of Common Stock. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of $110,000 which will accrete to interest expense over the life of the debt. The Company incurred fees of approximately $36,000 for the acquisition of the debentures. These costs have been capitalized and will be amortized to interest expense over the life of the debt.

     Other

     On June 23, 2006, the Company received notification that 3M Innovative Properties Company, The 3M Company, filed suit against the Company alleging infringement of US Patent Nos. 6,019,278 and 6,611,612. This action was taken while the Company was engaged in negotiations with 3M for a licensing agreement. The issue was settled on July 13, 2006, and as part of the settlement agreement, the Company entered into a non-exclusive license agreement with 3M.

     On June 23, 2006, the Company filed a Form 15 with the Securities and Exchange Commission effectively terminating the Company's requirement to file reports under the Securities Exchange Act of 1934. At the time of filing the Form 15, the Company had approximately 52 record holders of the class of securities covered by the Company's registration statement. The Company's stock has never been listed on any Exchange nor has it been publicly traded. After serious consideration, the Company concluded that the advantages to the Company of being a reporting company under the 1934 Act do not offset the costs, both direct expenses and indirect costs.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Quarterly report contains forward-looking statements about our business, financial condition, and prospects that reflect our assumptions and beliefs based on information currently available. Forward-looking statements often include the words "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. In this report, forward-looking statements also include:

     o    statements about our business plans;

     o    estimates of future financial performance;

     o statements regarding other factors that could affect our future operations or financial position; and

     o    other statements that are not matters of historical fact.

     These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein as well as in this report generally. Our ability to achieve our goals depends on many known and unknown risks and uncertainties, including changes in general economic and business conditions. These factors could cause our actual performance and results to differ materially from those described or implied in forward-looking statements.

     We believe it is in the best interests of our investors to use forward-looking statements in discussing future events. However, given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements speak only as of the date of this report. The Company disclaims any responsibility to revise or update these statements or any factors that may affect actual results, whether as a result of new information, future events or otherwise.

     The discussion in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB.

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

     Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that our most critical accounting policies include those dealing with accounting for stock options and warrants.

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

     We account for the fair value of options and warrants for non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," which requires that compensation cost be measured after the grant date based on the value of the award and is recognized over the service period, which is also the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We will be required to account for options and warrants for employees during the annual reporting period beginning July 1, 2006 as a result of the FASB's issuance of SFAS No. 123R "Accounting For Stock Based Compensation."

     The Black-Scholes option-pricing model is used to estimate the fair value of a stock option. The model calculates the theoretical fair value based on a number of assumptions utilizing, the stock price, strike price, expiration date, risk-free rate of return, and the standard deviation (volatility) of the stock's return. Stock based compensation valuations may differ significantly if the Company used different assumptions or a different option model, based on the before mentioned assumptions and the alternative model's formula driven calculations. The Company has not relied on any other option pricing models for the issuance of its options or warrants as the Black-Scholes option-pricing model is currently the model most widely used for reporting companies. The uncertain assumptions estimating the valuation of these equity transactions may have a material effect on our financial performance during the reported periods.

     For the purposes of estimating the fair value of options and warrants, as indicated in the Notes to Financial Statements elsewhere in this report, the Company has assumed a volatility of 20% based upon the fact that our stock is not traded, nor has it ever traded, publicly nor is it listed on any Exchange for public trading. If a higher volatility number were used, with all other assumptions remaining the same, the fair value of options and warrants would be higher as well. While this would not impact the actual cash flow of the Company, it would have the effect of increasing reported operating and other expenses as a result of the higher fair value estimates.


Results of Operations

For The Three Months Ended March 31, 2006 and 2005

     Total revenues for the three months ended March 31, 2006 and 2005 were $112,208 and $419,323, respectively.

                                                       March 31,
                                                   2006       2005
                                                 --------   --------
            Product revenues                     $ 87,155   $384,277
               Cost of product revenues            49,852    238,646
                                                 --------   --------
            Gross profit from product revenues     37,303    145,631

            License and maintenance fees           25,053     35,046
                                                 --------   --------
            Total Gross profit                   $ 62,356   $180,677
                                                 ========   ========


     Revenues are comprised of product sales and software licensing and maintenance fees. Revenues related to product sales were $87,155 and $384,277 for the quarters ended March 31, 2006 and 2005 respectively, while revenues related to software licensing and maintenance fees were $25,053 and $35,046 for the same periods. Revenues for the quarter ended March 31, 2006 resulted from the sale and shipment of hardware and software to a total of 9 different systems integrators and reseller partners. The largest customers accounted for 31%, 19% and 17% respectively. Revenues for the quarter ended March 31, 2005, were from the sale and shipment of hardware and software to 7 different systems integrators and reseller partners, with the largest customers accounting for 55% and 27% respectively.

     Cost of revenues for the three months ended March 31, 2006 and 2005 was $49,852 and $238,646, respectively. Cost of revenues represents the cost of the hardware components, manufacturing and related overhead, labor and other costs for the products we shipped. The decrease in costs from 2005 to 2006 was due directly to the decreased volume. There are no costs allocated to the revenues generated from our software licensing and maintenance fees.

     Selling, general and administrative expenses for the three months ended March 31, 2006 increased to $448,334 from $420,767 in the comparable period in 2005. This increase for the quarter was due to:

     1) An increase in Selling expenses due to wage and benefit expense increases beginning January 1, 2006, and relocation/housing expenses related to movement of a sales executive to Singapore, off-set somewhat by reduced expenses related to converting two full-time sales positions to part-time, contractor status.

     2) An increase in G&A expenses due to wage and benefit expense increases beginning January 1, 2006, and an increase in legal expenses related to our intellectual property, off-set somewhat by a reduction in professional fees related to our SEC filings.

     Engineering, research and development expenses for the three month period ended March 31, 2006 increased to $463,152 from $326,541 in the comparable period in 2005. The $136,611 increase in engineering, research and development costs was a result primarily of an increase in wage and benefit expenses and the addition of two senior software engineers as compared to the year earlier period. In addition, the Company invested approximately $60,000 during the quarter with the third-party manufacturer of the Company's ID-100 product line towards design and feature modifications to meet market requirements. The ID-100 product line is scheduled for initial production shipments before the end of fiscal 2006.

     Other Expense for the three months ended March 31, 2006 was $136,577, compared to Other Expense of $25,621 for the three months ended March 31, 2005. The increase of $110,956 was attributable primarily to the accretion of the debt discount of approximately $78,000, and approximately $33,000 amortized to interest expense for deferred financing fees related to the acquisition of the debentures offered with the September 1, 2005 Debenture offering, reflected in Interest expense.

     For the three months ended March 31, 2006, net loss was $985,707 compared to a net loss of $592,252 for the year earlier period. The increase in net loss was attributable to an increase in loss from operations of $282,499 due to a decrease in gross profit resulting from reduced shipment volume and increases in both SG&A and R&D expenses, and an increase of about $110,956 in interest expense resulting primarily from the accretion of debt discount and amortization of deferred financing fees for the September 1, 2005 debenture offering.

     For the three months ended March 31, 2006, the Company had accrued Preferred stock dividends of $52,118 compared to none in the year earlier period, resulting in a net loss applicable to Common shareholders of $1,037,825, or $(1.08) per basic and diluted share, for the period ended March 31, 2006, compared to a net loss applicable to Common shareholders of $592,252, or $(0.93) per basic and diluted share, for the year earlier period.

For The Nine Months Ended March 31, 2006 and 2005

     Total revenues for the nine months ended March 31, 2006 and 2005 were $526,223 and $662,252, respectively.

                                                       March 31,
                                                   2006       2005
                                                 --------   --------
            Product revenues                     $431,048   $592,160
            Cost of product revenues              233,613    361,150
                                                 --------   --------
            Gross profit from product revenues    197,435    231,010

            License and maintenance fees           95,175     70,092
                                                 --------   --------
            Gross profit                         $292,610   $301,102
                                                 ========   ========


     Revenues are comprised of product sales and software licensing and maintenance fees. Revenues related to product sales were $431,048 and $592,160 for the periods ended March 31, 2006 and 2005 respectively, while revenues related to software licensing and maintenance fees were $95,175 and $70,092 for the same periods. The increase in software licensing and maintenance fees is due to the increased installed base of systems from which we derive recurring revenue. Product revenues for the nine months ended March 31, 2006 were derived from the sale and shipment of hardware and software to 20 different systems integrators and reseller partners, with the largest customers accounting for approximately 33% and 11% of total revenues for the period. No other customer accounted for more than 10% of the total revenues for the period. Revenues for the nine months ended March 31, 2005 were derived from the sale and shipments of hardware and software to 11 different systems integrators and reseller partners, with the largest customers accounting for approximately 55% and 17% of total revenues for the period. No other customer accounted for more than 10% of the total revenues for the period.

     Cost of revenues for the nine months ended March 31, 2006 and 2005 was $233,613 and $361,150, respectively. Cost of revenues represents the cost of the hardware components, manufacturing and related overhead, labor and other costs for the products we shipped. The decrease in costs from 2005 to 2006 was due to the decreased volume. There are no costs allocated to the revenues generated from our software licensing and maintenance fees.

     Selling, general and administrative expenses for the nine months ended March 31, 2006, increased to $2,296,103 from $1,712,022 in the comparable period in 2005. The increase of $584,081 in selling, general and administrative expenses was attributable to:

     1) An increase of $411,086 in stock based compensation expense, related to variable accounting treatment for stock options previously issued to employees, to $782,217 for the period ended March 31, 2006, from $371,131 for the nine months ended March 31, 2005.

     2) An increase in SG&A expenses resulting primarily from increased expenses due to wage and benefit expense increases beginning January 1, 2006, and increased travel and living expenses, including relocation/housing expenses related to movement of a sales executive to Singapore, off-set somewhat by reduced wage and benefit expenses related to the elimination of one full-time position and converting two full-time sales positions to part-time, contractor status.

     Engineering, research and development expenses for the nine month period ended March 31, 2006 increased to $2,011,822 from $1,438,889 in the comparable period in 2005. The $572,933 increase in engineering, research and development costs was a result primarily due to:

     1) An increase of $636,537 in stock based compensation expense, related to variable accounting treatment for stock options previously issued to employees, to $787,089 for the period ended March 31, 2006, from $150,552 for the nine months ended March 31, 2005.

     2) A net decrease of $63,604 in R&D expenses resulting primarily from an increase in expenses related to the continuing development and testing of our new ID-100 and ID-400 product lines and increased wage and benefit expense increases beginning January 1, 2006, off-set somewhat by a reduction in contract labor expenses.

     Other expense for the nine months ended March 31, 2006 was $633,580 compared to $101,715 for the nine months ended March 31, 2005. The increase of $531,865 in other expenses was attributable primarily to:

     1) An increase in interest expense related to the accretion of the debt discount of $261,641 associated with the September 1, 2005 Debenture offering, and

     2) An increase of $117,267 amortized to interest expense for deferred financing fees related to the acquisition of the September 1, 2005 Debenture offering, and

     3) An increase of $180,530 in stock based compensation charges to interest for the issuance of 200,000 warrants to the related party in exchange for a covenant not to request repayment of advances due to the Company by a Related Party which were in excess of $600,000.

     4) A reduction of $27,573 in interest expenses resulting from the conversion of approximately $2.2 million of deferred compensation into stock options in December 2004 and the resulting decrease in accrued interest due.

     For the nine months ended March 31, 2006, net loss was $4,648,895 compared to a net loss of $2,951,524 for the year earlier period. The increase in net loss for the period of $1,697,371 was attributable to:

     1) A decrease of $8,492 in gross profit resulting from reduced shipment volume, and

     2) An increase of $1,157,014 in SG&A and R&D expenses due primarily to a $1,047,623 increase in stock based compensation expenses related to variable accounting treatment for stock options previously issued to employees, and an increase in wage and benefit expense increases beginning January 1, 2006, and increased expenses for ongoing development of our ID-100 and ID-400 product lines.

     3) An increase of about $531,865 in Other expenses related primarily to interest expense resulting from the accretion of debt discount and amortization of deferred financing fees for the September 1, 2005 Debenture offering, and stock based compensation charges to interest for the issuance of 200,000 warrants to the related party in exchange for a covenant not to request repayment of advances due to the Company by a Related Party which were in excess of $600,000.

     For the nine months ended March 31, 2006, the Company had accrued Preferred stock dividends of $154,623 compared to none in the year earlier period. This resulted in a net loss applicable to Common shareholders of $4,803,518, or $(5.85) per basic and diluted share, for the period ended March 31, 2006, compared to a net loss applicable to Common shareholders of $2,951,524, or $(4.51) per basic and diluted share, for the year earlier period.

Financial Condition, Liquidity and Capital Resources

     At March 31, 2006, we had cash of $135,459 and a working capital deficiency of approximately $4.72 million, compared to cash of $205,118 and a working capital deficiency of approximately $3.97 million at June 30, 2005, and cash of $114,334 and a working capital deficiency of approximately $3.93 million at March 31, 2005. Working capital deficiencies result when the Company's current liabilities exceed its current assets. These matters raise substantial doubt about the Company's ability to continue as a going concern, and our continuation as a going concern will require that we raise additional capital, generate sufficient cash flow from operations, and meet our obligations on a timely basis and ultimately attain profitability.

                                                        Nine Months Ended
                                                            March 31,
                                                       2006           2005
                                                   -----------    -----------
  Net Loss                                         $(4,648,895)   $(2,951,524)
       Add back non-cash expenses                    2,145,123        535,795
                                                   -----------    -----------
  Adjusted Net Loss                                $(2,503,772)   $(2,415,729)
                                                   -----------    -----------
       Changes in Operating Assets & Liabilities    (1,026,856)       715,413
                                                   -----------    -----------
  Net Cash Used in Operating Activities            $(3,530,628)   $(1,700,316)
                                                   ===========    ===========
  Net Cash Used in Investing Activities            $   (64,167)   $   (17,563)
                                                   ===========    ===========
  Net Cash Provided by Financing Activities        $ 3,525,136    $ 1,830,599
                                                   ===========    ===========
        Net (Decrease) Increase in Cash            $   (69,659)   $   112,720
                                                   -----------    -----------
        Cash, Beginning of Period                  $   205,118    $     1,614
                                                   -----------    -----------
  Cash, End of Period                              $   135,459    $   114,334
                                                   ===========    ===========


     For the nine months ended March 31, 2006, we incurred net losses of $4,648,895 on revenues of $526,223 compared to net losses of $2,951,524 on slightly higher revenues of $662,252 for the nine months ended March 31, 2005. Adjusting net loss for the two periods to add back non-cash expenses for depreciation, amortization, stock-based compensation expense, accretion of debt discount charges taken during the period ended March 31, 2006, yields an adjusted net loss of $2,503,772 for the nine months ended March 31, 2006 compared to an adjusted net loss, on slightly higher revenues, of $2,415,728 for the year earlier period. This increase in year-over-year net loss from operating activities is primarily a result of increased wage and benefit expenses beginning January 1, 2006. The year-over-year increase of $1,609,328 in non-cash expenses were attributable to an increase of $1,228,154 in stock-based compensation expenses, due primarily to the variable accounting adjustments for previous issued options, an increase of $378,908 for amortization of deferred financing and accretion of debt discount expenses, and an increase of $2,266 in depreciation.

     For the nine months ended March 31, 2006, changes in operating assets and liabilities used $1,026,856 of cash compared to producing $715,413 of cash for the nine month period ended March 31, 2005. For the current period, increases in accounts receivables, inventory, and other current assets were off-set by a slight reduction in prepaid software license fees resulting in the use of $85,420 cash, compared to the year earlier period use of $477,301 cash. During the current period, the Company used cash, primarily from financing activities, to reduce accounts payable, accrued liabilities and accrued compensation a total of $925,336, while during the year earlier period, our suppliers and employees were a source of cash as our accounts payable, accrued liabilities and accrued compensation accounts increased a total of $1,172,621.

     Net cash used in investing activities for the nine months ended March 31, 2006 was $64,167 as compared to $17,563 for the nine month period ended March 31, 2005. Respectively, $14,361 and $17,563 were spent during each period for purchase of property and equipment, primarily new computer equipment to support development and administrative activities. The primary reason for the year-over-year increase in cash used in investing activities was $49,806 invested during the current period for various patent related expenses as the Company seeks to increase its portfolio of issued patents to protect and increase the value of its intellectual property.

     Net cash provided by financing activities was $3,525,136 for the nine months ended March 31, 2006 as compared to $1,830,299 for the year earlier period. Net proceeds from the issuance of common and preferred stock accounted for $2,229,050 and $1,428,875, respectively in each period, while net proceeds from the issuance of debentures, initiated on September 1, 2005, were $969,800 in the current period. Net proceeds from advances from affiliates and Related Parties amounted to $326,286 for the current period, as compared to $401,624 for the year earlier period.

     On September 1, 2005, we initiated a private placement to accredited investors of debentures with warrants to purchase Common Stock. These debentures have a six month term from the date of investment and bear interest at 12% annually and are to be repaid from proceeds from any subsequent offering. For each $3.00 of debentures purchased, the Company issued one warrant to purchase one share of Holdings Common Stock at $6.00 per share. The warrants issued in this offering were initially exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurred earlier. This private Debenture offering initially raised gross proceeds of $1.125 million and net proceeds of approximately $1.035 million. In December 2005, the Company amended the Debenture offering to increase the offering amount from $1.125 million to $1.650 million, in addition to extending the exercisable period on the warrants from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier. In December 2005, the Debenture offering raised an additional gross proceeds amount of $90,000, and the Company issued warrants to acquire 30,000 shares of Common Stock. The fair value of the warrants is $20,816 and is recorded as a debt discount which will accrete to interest expense over the life of the debt. In January 2006, the Debenture offering raised an additional gross proceeds amount of $100,000, and the Company issued warrants to acquire 33,333 shares of Common Stock. The Company is evaluating the financial and accounting impact of this transaction. In February 2006, the Company amended the Debenture offering again, to increase the offering amount from $1.650 million to $2.0 million ($2.2 million in the case of over subscription). During the three months ended March 31, 2006, the Debenture offering raised an additional gross proceeds amount of $985,000, and the Company granted warrants to acquire 328,334 shares of Common Stock. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of $237,000 which will accrete to interest expense over the life of the debt. The Company incurred fees of approximately $78,800 for the acquisition of the debentures. These costs have been capitalized and will be amortized to interest expense over the life of the debt. There was a total of $261,641 debt discount accreted to interest expense, and $117,267 of fees amortized to interest expense during the nine month period ended March 31, 2006.

     On September 15, 2005, we commenced a private offering to accredited investors of up to 1,250,000 shares of Holdings Common Stock. Pursuant to this private offering, the Company is offering Common Stock at $6.00 per share with one warrant to acquire one share of Common Stock at $6.00 per share, for each two shares of Common Stock purchased. The warrants issued in this offering were initially exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurred earlier. As of March 31, 2006, a total of 370,849 shares have been sold pursuant to this offering raising gross proceeds of $2.2 million, of which $1.125 million was applied to retire the initial amount raised from the September 1, 2005 Debenture offering. In December 2005, the Company extended the exercise period on the warrants issued in this offering extending the exercise period from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier. The Company believes the extended terms better reflect market expectations of investors, and may improve the ability of the Company to complete these offerings. As a result of this amendment, the Company recognized a fair-value adjustment of $175,762 related to a total of 542,342 issued warrants during the quarter ended December 31, 2005.

     We will use the balance of new proceeds from these offerings, if any, primarily to strengthen our sales and marketing efforts and to better position us for another private placement or a public offering. Subject to the availability of adequate continued financing, we plan to continue development and enhancement of our technology products, including the launching of the ID-100 and ID-400 product lines, during the next twelve months. We plan to introduce the two new product lines during the second half of calendar year 2006; the ID-400 with a new high-resolution camera and RFID (radio frequency identification) capability required in many government programs, as well as a new low-end model, the ID-100, designed for the high volume market place. If we are successful in obtaining additional financing, we expect to hire additional employees, primarily in the areas of marketing, sales, finance, engineering and quality assurance. This will require us to purchase additional computer equipment; however, any such purchases are not expected to be significant.

     With the Private Placement offering of shares and warrants begun in September 2005, we are attempting to raise up to an additional $7.5 million ($6.9 million net of expenses). As of March 31, 2006, we have raised approximately $3.3 million (net of initial debenture repayment) since September 1, 2005, an average of approximately $471,000 monthly, which represents only half the current average operating run-rate for the Company. Successfully completing this subscription by the close of our current fiscal year, June 30, 2006, in addition to the cash currently on hand, would allow us to operate for a period in excess of one year without a significant increase in revenues. There is no assurance that we will be successful in raising these additional funds.

     If we are not able to raise the entire amount in this timeframe, or if we are not able to raise sufficient capital to maintain the current level of operations, we will need to reduce expenses by restricting development projects to maintaining the current product lines at or below the current functionality levels. We do not believe, though there can be no such assurances, that such restrictions, in and of themselves, would have a major impact on near-term (up to 18 months) revenues as these forecasted projects are based on the current product lines and functionality. Insufficient funds to provide adequate support to our customers, including adequate inventory to provide products for development, testing and demonstration requirements, could, however, have a significant impact on revenues. In addition, inadequate funding could impact our ability to maintain the level of staffing, and professional assistance and oversight, required to complete our efforts to prepare and file the three remaining delinquent interim reports from Fiscal 2005, and to timely prepare and file future reports to the Securities and Exchange Commission.

     In March 2006, the Company exercised its option to extend the current lease of approximately 5,600 square feet of office space at our headquarters at 200 Perimeter Road, Manchester, NH through June 30, 2008. In addition, the lease has been amended to add an additional 1,200 square feet of leased space beginning June 1, 2006 and running through June 30, 2008. The amended lease requires minimum annual payments of approximately $54,000 through its expiration.

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

     Our chief executive officer, who currently also functions as the Company's principal financial officer, with the participation of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, the chief executive officer concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission, there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. In addition, the accounting department does not currently have the depth of experience to critically evaluate and appropriately implement certain new accounting pronouncements, such as sophisticated stock based transactions involving options and warrants, requiring our auditors from time to time to propose audit adjustments. These constitute a significant deficiency in the financial reporting.

     Management is currently evaluating this situation with the intentions to attempt to minimize the risks associated with the significant deficiency identified and discussed in the immediately proceeding section of the Item 3. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties and increase the depth of technical knowledge within the general administrative and financial functions.

     However, at this time management has decided that, considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are currently manageable, and the potential benefits of adding additional employees to clearly segregate duties and add depth of experience do not justify the expenses associated with such increases, particularly in light of our current liquidity situation.

(b) Changes in Internal Controls

     During the period covered by this report, all of the accounting and bookkeeping duties previously handled by the independent accountant/bookkeeper with whom the Company has been contracting since inception have been fully assumed by a full-time manager and two experienced part-time contract employees. In addition, the Company on December 21, 2006, hired a senior manager with extensive experience in finance, sales and marketing areas, and who has been working as a contractor with the Company since July 2005, to manage the finance and administration functions of the Company. Effective April 1st, 2006, he is also assuming the secretary/treasurer roles in the Company, replacing the independent accountant with whom the Company has been contracting since inception in that function. We believe that these changes have brought, and will continue to provide, tighter internal reporting controls and more timely and accurate resolution of material, or potentially material, issues.

     Other than these changes, there have been no further changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

     On June 23, 2006, the Company received notification that 3M Innovative Properties Company, The 3M Company, filed suit against the Company alleging infringement of US Patent Nos. 6,019,278 and 6,611,612. This action was taken while the Company was engaged in negotiations with 3M for a licensing agreement. The issue was settled on July 13, 2006, and as part of the settlement agreement, the Company entered into a non-exclusive license agreement with 3M.


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

     During the three months ended March 31, 2006, the Company sold 37,499 shares of Common Stock, and granted 18,751 warrants, pursuant to the September 15, 2005 private offering raising gross proceeds of $225,000 and net cash proceeds of $172,500.

     Convertible Preferred Stock

     During the three months ended March 31, 2006, The Company sold 25 shares of Convertible Preferred Stock for gross proceeds of $25,000 and net cash proceeds of $22,500.

     Debentures

     On September 1, 2005, the Company initiated a private placement to accredited investors of debentures with warrants to purchase Common Stock. These debentures have a six month term from the date of investment and bear interest at 12% annually and are to be repaid from proceeds from any subsequent offering. For each $3.00 of debentures purchased, the Company issued one warrant to purchase one share of Holdings Common Stock at $6.00 per share. The warrants issued in this offering were initially exercisable for a period of one year from the date of investment or upon an initial public offering by the Company, whichever occurred earlier. In December 2005, the Company amended the Debenture offering to increase the offering amount from $1.125 million to $1.650 million, in addition to extending the exercisable period on the warrants from a period of one year from date of investment or upon an initial public offering by the Company, whichever occurs earlier, to a period of two years from date of investment or within one year from any initial public offering by the Company, whichever occurs earlier. In February 2006, the Company amended the Debenture offering to increase the offering amount from $1.650 million to $2.0 million ($2.2 million in the case of over subscription). In April 2006, the Company amended the Debenture offering to increase the offering amount from $2.0 million to $3.0 million ($3.3 million in the case of over subscription). In May 2006, the Debenture offering raised an additional gross proceeds amount of $450,000, and the Company granted warrants to acquire 150,000 shares of Common Stock. The fair value of the warrants was calculated using the Black-Scholes Option Valuation Model. The Company recorded a debt discount of $110,000 which will accrete to interest expense over the life of the debt. The Company incurred fees of approximately $36,000 for the acquisition of the debentures. These costs have been capitalized and will be amortized to interest expense over the life of the debt.

     Each of the above issuances was made pursuant to Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder.


ITEM 5 Other Information

     On June 23, 2006, the Company filed a Form 15 with the Securities and Exchange Commission effectively terminating the Company's requirement to file reports under the Securities Exchange Act of 1934. At the time of filing the Form 15, the Company had approximately 52 record holders of the class of securities covered by the Company's registration statement. The Company's stock has never been listed on any Exchange nor has it been publicly traded. After serious consideration, the Company concluded that the advantages to the Company of being a reporting company under the 1934 Act do not offset the costs, both direct expenses and indirect costs.


ITEM 6 Exhibits

Exhibit No.                          Exhibit Description
-----------                          -------------------

3.1 Certificate of Incorporation dated June 12, 2002 (incorporated by reference to Exhibit 3(i).1 to Registrant's Form 10-SB filed on December 11, 2003).

3.2 Certificate of Amendment to Certificate of Incorporation dated October 28, 2003 (incorporated by reference to Exhibit 3(ii).2 to Registrant's Form 10-SB filed on December 11,
                    2003).

3.3 Bylaws (incorporated by reference to Exhibit 3(ii) to Registrant's Form 10-SB filed on December 11, 2003).

4.1 Statement of Designations and Preferences of AssureTec Systems, Inc. Series A-1 Preferred Stock (incorporated by reference to Exhibit 2.1 to Amendment 1 of Registrant's Form 10-SB/A filed on December 9, 2005).

4.2 Amended Debenture with Warrant Agreement dated April 7, 2006 between AssureTec Holdings, Inc. and the Accredited Investors named therein.

4.3 Amended Securities Purchase with Warrant Agreement dated March 31, 2006 between AssureTec Holdings, Inc. and the Accredited Investors named therein.

Exhibit No.                           Exhibit Description
-----------                           -------------------

10.1                Employment Agreement between AssureTec Systems, Inc. and R.
                    Bruce Reeves dated October 2, 2001 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-SB filed on December 11, 2003).

10.2 Employment Agreement between AssureTec Systems, Inc. and Robert C. Babbitt dated January 20, 2003 (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-SB filed on December 11, 2003).

10.3 Employment Agreement between AssureTec Systems, Inc. and Bruce C. Monk dated October 10, 2001 (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-SB filed on December 11, 2003).

10.4 Consultant Agreement between Thomas Colatosti and AssureTec Systems, Inc. dated July 1, 2003 (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-SB filed on December 11, 2003).

10.5 Employment Agreement between AssureTec Systems, Inc. and Glenn Larson, Sr. dated November 25, 2002 (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-SB filed on December 11, 2003).

10.6 Form of Deferred Compensation Letter Agreement (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-SB filed on December 11, 2003).

10.7 Lease agreement between Perimeter Realty and AssureTec Systems, Inc. dated July 1, 2002 (incorporated by reference to Exhibit 10.1 to Amendment 1 of Registrant's Form 10-SB/A filed on December 9, 2005).

10.8 Amended lease agreement between Perimeter Realty and AssureTec Systems, Inc. dated December 5, 2003 (incorporated by reference to Exhibit 10.2 to Amendment 1 of Registrant's Form 10-SB/A filed on December 9, 2005).

10.9 Amended lease agreement between Perimeter Realty and AssureTec Systems, Inc. dated March 23, 2006.

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Registrant's Form 10-SB filed on December 11,
                    2003).

31.1 Principal Executive and Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Principal Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   ASSURETEC HOLDINGS, INC.



Date: July 7, 2006                 By: /s/ R. Bruce Reeves
                                       -------------------
                                       R. Bruce Reeves, Ph.D.
                                       President, CEO, Director, and
                                       Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   ASSURETEC HOLDINGS, INC.



Date:  July 7, 2006                By: /s/ R. Bruce Reeves
                                       -------------------
                                       R. Bruce Reeves, Ph.D.
                                       President, CEO, Director, and
                                       Principal Financial Officer